Form 10KSB
period 2007-09-30
ASIARIM CORP
filed 2007-12-21
CIK 1415813

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007
--------------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from [ ] to [ ]
--------------------------------------------------------

Commission File Number: [ ]

  Asiarim Corporation
-----------------------------------
(Exact name of small business issuer as specified in its charter)

Nevada	7380	83-0500896
(State or other	(Primary Standard Industrial	(I.R.S. Employer
jurisdiction of	Classification Code Number)	Identification No.)
incorporation or organization)

Flat 16, Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong	-----------
(Address of Company's principal executive offices)	(Zip Code)

(360) 526-6758
--------------------------
(Company's Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
-------------------------------	------------------------------------------
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $0.001 per share
---------------------------------------------------
(Title of Class)

 APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and or disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year: $1,432.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): N/A

As of November 23, 2007, there were 11,000,000 par value of $0.001 per share common stock of the Company issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):
( ) Yes	( X ) No

DEFINITIONS AND CONVENTIONS

References to "China" refer to the Peoples' Republic of China.

References to "Common Stock" means the common stock, no par value, of Asiarim Corporation.

References to the "Commission" or "SEC" means the U.S. Securities and Exchange Commission.

References to "Company", "Asiarim", "we", "our" means Asiarim Corporation and include, unless the context requires or indicate otherwise, the operation of its subsidiaries (all hereinafter defined).

References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.

References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.

FORWARD-LOOKING STATEMENTS

This Form 10-K report contains forward-looking statements of management of the Company that are, by their nature, subject to risks and uncertainties. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", " probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements appear in a number of places in this FORM 10-K report have been formed by our management on the basis of assumptions made by management and considered by management to be reasonable. However, whether actual results and developments will meet the Company's expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from Company's expectations, whether expressed or implied by such forward looking statements. Our future operating results are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements contained in this Form 10-K report represents estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements in this Form 10-K report are accurate, and we assume no obligation to update any such forward-looking statements. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Asiarim Corporation, a Nevada Corporation, was formed on June 15, 2007. We are a development stage company, which have generated a modest revenue of $1,432 to date. We were formed to be a business consulting firm with a mission to provide business consulting services (i.e. strategic business planning and management consulting, etc.) to small domestic companies as well as to assist "small to medium" sized companies in the Asia Pacific Region, particularly in China, to establish a business presence in the United States. The Company also provides a range of electronic document conversion (EDGARizing) service for companies and individuals that need to file periodically with the SEC EDGAR system.

Consulting Service

In general, our work and planned work is in two categories:

Companies in North America

Our target market for companies located in North America is very small to medium sized companies. We will not concentrate on any particular industry or limit ourselves to any geographic area. If necessary, we will team with other consultants if an engagement requires knowledge or resources that we do not have.

We will work with these companies in several areas:

  Establish or modify a basic business plan;
  Assist in developing a basic accounting system;
  Develop a cost effective strategy to accomplish operating requirements;
  Develop effective arrangements with vendors/subcontractors;
  Assist in establishing a Web site and effective use of the Internet; and
  Plan an advertising campaign.

We will seek North American clients from leads developed and referred from contacts of our President.

Companies in the Asia Pacific Region

We will seek clients through the business contacts of our President in the Asia Pacific Region (i.e. China, Hong Kong and Singapore, etc.). Our emphasis will be to assist these clients to establish an effective business presence in the United States so that they will be in a position to avail themselves of consumer and financial markets. In most cases, we are and will be a part of a team of independent contractors which, in total, can provide a wide range of services and knowledge to these clients. The team includes nationals from the native country to develop language and social comfort to the client.

Our portion of the work will generally be to help clients clearly identify the goals that they want to achieve, assist them in establishing a budget to accomplish the identified tasks and then identify a team of experts to assist in the project. Throughout the project, we coordinate the efforts of team members, many of which we have identified and recommended to the client, and to keep all parties involved aware of the project's status. Our fees are earned by functioning in a team coordinator/leader role on these engagements in a manner similar to a general contractor.

We will earn revenues by charging our clients a consulting fee. The amount of our consulting fee and the terms of its payment will be negotiated with each client and will depend upon our agreement reached with each client. Accordingly, our consulting fees may differ from client to client, depending on the range and difficulty of the services provided to our client and other relevant factors. Additionally, our consulting fee may be charged as an hourly fee or as a flat fee per project. Generally, our consulting fee will be paid in cash or by check, but we may also accept payment of our consulting fee by the issuance to us of securities of our client, including common stock or preferred stock.

Edgar Filing Service

Asiarim also provides US Securities and Exchange Commission (SEC) EDGAR document conversion (EDGARizing) service for companies and individuals that are required to submit periodical filings with the SEC EDGAR system.

We will strive to offer our clients the most technological EDGAR filing methods available. Our EDGAR Filing Service will provide complete EDGAR conversion services and is available 24 hours a day, 7 days a week. We will offer all aspects of EDGAR I and II (ASCII & HTML) conversion and filings. We will market our service by word of mouth or on our website at www.asiarim.net

We earn our revenues in accordance with our pre-set price schedule which is posted in our website. Our pricing is based on the usual market practice and we believe it is very competitive in the industry. Generally, our fee will be paid in cash or by check. Going forward, we will need to set up an online payment gateway to accept credit cards and debit cards, and payment gateways such as PAYPAL on our website.

Principal Markets and Marketing Strategy

We are currently developing a website, which will initially be used for marketing our EDGAR filing services. We have secured a URL address on the World Wide Web at www.asiarim.net. We anticipate that the website will be expanded to also promote our business consulting service and provide advice and information to small to medium size businesses in a community based format as well as offer users free information on current trends and events. We intend to develop our website to expand our services to provide assistance with business services and to provide information with respect to product development strategies, marketing strategies and risk management. We believe that the website could be developed to allow users to interact with other small businesses to obtain advice and services from other entrepreneurs. Our objective is to complete development of our website by January 2008, subject to available resources.

Our primary target market consists of small to medium sized companies, which have annual sales ranging from $10,000 to $2,500,000. We anticipate that we will market and promote our website on the Internet. Our marketing strategy is to promote our services and products and attract clients to our website. Our marketing initiatives are intended to include the following:

  utilizing direct-response print advertisements placed primarily in small business, magazines and special interest magazines;
  links to industry focused websites;
  presence at industry tradeshows; and
  entering into relationships with other website providers to increase access to Internet business consumers.

Key elements of our growth strategy include the following:

  create awareness of our services;
  develop our website;
  develop relationships with clients; and
  provide additional services for clients such as incorporation and translation services.

Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. Our inability to achieve internal growth could materially and adversely affect our business, financial condition and results of operations.

Once clients are secured, we intend to hire qualified consultants to work for us on specific projects on an "as needed" basis.

We do not have sufficient capital to operate our business and will require additional funding to sustain operations through the next twelve months. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

Our office is currently located at Flat 16, Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong.

Competition

The business consulting services industry is highly fragmented and competitive with limited barriers to entry. We believe that there are numerous firms that compete with us in our market, including small or single-office firms. Among those competitors, we rank near the bottom of the small or single-office firms because our operations are small. We believe that our primary competitors include small or single-office firms.

While we compete with traditional providers of business consulting services, we will also compete with other Internet-based companies and businesses that have developed and are in the process of developing websites which will compete with the products developed and offered by us. Many of these competitors have greater financial and other resources, and more experience in research and development, than we have.

We believe that the most important competitive factors in obtaining and retaining our targeted clients are an understanding of a customer's specific job requirements, the ability to provide qualified consultants in a timely manner and the quality and price of services. We expect ongoing vigorous competition and pricing pressure from national, regional and local providers. We cannot guarantee that we will be able to obtain market share or profitability.

Government Regulation

In general, our consulting activities are not subject to licensing or other regulatory requirements. We are subject to federal, state and local laws and regulations applicable to businesses, such as payroll taxes on the state and federal levels. We believe that we are in conformity and will remain in conformity with all applicable laws in all relevant jurisdictions.

Employees

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical are currently being provided by Mr. HO Te Hwai, our President, Treasurer, Secretary and Director.

ITEM 2. DESCRIPTION OF PROPERT

The Company leased an office at Flat 16, is Yang Building, 271 Lockhart Road, Wanchai, Hong Kong. The term of the lease of the office is 6 months. The office space is approximately 300 square feet.

ITEM 3. LEGAL PROCEEDING There are no legal actions pending against us nor are any legal actions contemplated by us at this time.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER Not applicable.

PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER

We have one class of securities, Common Voting Equity Shares ("Common Stock") and are not yet listed or quoted on any exchange or quotation system.

Although our common stock is not listed on a public exchange, we will be filing to obtain a quotation on the Over The Counter Bulletin Board (OTCBB) after the filing of the registration statement relating to this prospectus. In order to be quoted on the Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. There can be no assurance that a market maker will agree to file the necessary documents with the National Association of Securities Dealers, which operates the OTC Electronic Bulletin Board, nor can there be any assurance that such an application for quotation will be approved. In addition, there is no assurance that our common stock will trade at market prices in excess of the initial public offering price as prices for the common stock in any public market which may develop will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity.

We are authorized to issue 75,000,000 shares of a par value of $0.001 per share of common stock. As of December 23, 2007, there 52 record holders of our common stock.

On November 20, 2007, our registration statement on Form SB-2 was declared effective by the SEC, which registered 3,590,000 shares of common stock held by our shareholders; there were no proceeds to us since this registration statement concerned only shares already outstanding. As of September 30, 2007, there were 11,000,000 outstanding shares of our common stock, and other than the 3,590,000 registered shares, the remaining 7,410,000 shares were restricted shares under Rule 144. Rule 144 provides, among other things, that persons holding restricted securities for a period of six months may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three months an amount of restricted securities equal to one percent of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, whichever is more. Rule 144 also provides that, after holding such securities for a period of two years, a nonaffiliate of the Company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

DIVIDEND POLICY. We have not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of our directors or any other matter. Therefore, the holders of more than 50% of the shares voted for the election of those directors can elect all of the directors. The holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors from funds legally available therefore. Cash dividends are at the sole discretion of our Board of Directors. In the event of our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having any preference in relation to our common stock. Holders of shares of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock.

STOCK OPTIONS. Currently, there are no stock options outstanding.

Penny Stock Regulations

You should note that our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Plan of Operation

We have not had any major revenues since our inception and are still considered as a development stage company. Over the next twelve months, we intend to continue our marketing efforts to promote our consulting services to small to medium sized companies in North America and in the Asia Pacific Region, including assisting companies to establish a business presence in the United States. Moreover, we will work with and as a part of a group of other independent consultants in engagements involving our clients.

Our marketing strategy will be to promote our services and products on our website. To such end, we will first focus on developing our website. We have secured a URL address on the World Wide Web at www.asiarim.net but have not yet completed the full development of the website. At present, our website only markets our Edgar filing service and we anticipate that the website will be expanded to promote our business consulting service to small-to-medium sized companies as well as offer users free information on current trends and events. We intend to develop our website to expand our services to provide assistance with business services and to provide information with respect to product development strategies, marketing strategies and risk management. Our objective is to complete development of our website by early 2008 subject to available resources.

Our other marketing initiatives will include the following: placement of print advertisements in small business magazines and special interest magazines; placement of advertisements and links to our website in industry focused websites; promoting our services at industry tradeshows; and entering into relationships with other website providers to increase access to Internet business consumers.

Once clients are secured, we intend to hire qualified consultants to work for us on specific projects on an "as needed" basis.

Results of Operations

For the period from June 15, 2007 (inception) to September 30, 2007, we had generated $1,432 in revenue from our business services. The Company incurred operating expenses of $17,749 resulting in a net loss of $16,317.

Capital Resources and Liquidity

As of September 30, 2007, we had approximately $4,251 in cash and $1,432 in trade receivable for total assets of $5,683. In addition, the Company had a accrued liabilities of $2,000 at September 30, 2007.

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $10,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $3,000 in website development; $3,000 in other marketing expenses; and $4,000 in general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital.

Our auditors have indicated that we will have to raise the funds to pay for these expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENT

The financial statements required by Item 7 are presented in the following order:

Asiarim Corporation
Consolidated Financial Statements

For the Year Ended September 30, 2007

Content	PAGE

Independent Auditor's Report Balance Sheets Statement Of Operation Statement Of Stockholders' Equity Statement Of Cash Flows Notes to The Financial Statements	F1 F2 F3 F4 F5 F6 - F14

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7 Floor, Nan Dao Commercial Building
359-361 Queen's Road Central
Hong Kong
Tel: 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., LL.B., P.C.LL., Barrister-at-law, C.P.A.(Practising).

To the Stockholders and Board of Directors Asiarim Corporation

Independent Auditor's Report

We have audited the accompanying balance sheet of Asiarim Corporation (a development stage company) as of September 30, 2007 and the related statements of operations, changes in stockholders' equity and cash flows for the period from June 15, 2007 (inception) to September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Asiarim Corporation (a development stage company) as of September 30, 2007 and the results of its operations and its cash flows for the period from June 15, 2007 (inception) to September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $16,317 including net losses of $16,317 for the period from June 15, 2007 (date of inception) to September 30, 2007. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Albert Wong & Co.
------------------------------------
Hong Kong	Albert Wong & Co.
October 24, 2007	Certified Public Accountants

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (Stated in US Dollars)

ASSETS
	Note
Current assets
Cash and cash equivalents		$ 4,251
Account receivable		$ 1,432

Total assets		$ 5,683 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued expenses		$ 2,000
Total current liabilities		2,000

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized;
11,000,000 shares issued and outstanding	4	11,000
Additional Paid-In Capital	4	9,000
Deficit accumulated during development stage		(16.317)
Total stockholders' equity		3,683

Total liabilities and stockholders' equity		$ 5,683 =========

See accompanying notes to financial statements.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (Stated in US Dollars)

For the Period from June 15, 2007 (inception) to September 30, 2007
Net revenue	$ 1,432
Cost of revenue	-
Gross profit	1,432
Selling, general and administrative expense	17,749
Loss from operations	(16,317)
Other expense
Interest expense	-
Net loss	$(16,317) =================
Weighted average number of shares - basic and diluted	11,000,000 ================
Loss per share - basic and diluted	$ (0.00) ================

   *Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities.

 See accompanying notes to financial statements.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (Stated in US Dollars)
					Deficit
					accumulated
			Additional		during the	Total
	Common stock		paid-in	Deferred	development	stockholders'
	Shares	Amount	capital	compensation	stage	equity (deficit)

Balance at June 15, 2007	-	$ -	$ -	$ -	$ -	$ -
(inception)

Issuance of founder shares for
cash at $0.001 per share -
June 20, 2007	10,000,000	10,000	-	-	-	10,000

Sale of shares for cash at $0.01
per share - July 15, 2007	1,000,000	1,000	9,000	-	-	10,000

Net loss	-	-	-	-	(16,317)	(16,317)

Balance at September 30, 2007	11,000,000 ========	$ 11,000 ========	$ 9,000 ========	$ - ========	$ (16,317) ========	$ 3,683 ========

  See accompanying notes to financial statements.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (Stated in US Dollars)

For the period from June 15, 2007 (inception) to September 30, 2007

Cash flows from operating activities:
Net loss	$ (16,317)
Increase in assets:
Account receivable	1,432
Increase in liabilities:
Accrued expenses	2,000

Net cash used in operating activities	(15,749)

Cash flows from financing activities:
Issuance of common stock	20,000

Net cash provided by financing activities	20,000

Net increase in cash and cash equivalents	4,251

Cash and cash equivalents, beginning	-

Cash and cash equivalents, ending	$ 4,251 ========

Supplemental disclosure of cash flow information:
Interest paid	$ - ========
Income taxes paid	$ - ========

  See accompanying notes to financial statements.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (Stated in US Dollars)

1	ORGANIZATION

Asiarim Corporation (the "Company") is a Nevada corporation, incorporated on June 15, 2007. The Company is currently a development stage enterprise, as defined by Statement of Financial Accounting Standard ("SFAS") NO. 7 "Accounting and Reporting for Enterprises in the Development Stage". The Company's office is located in Hong Kong, China and its principal business is to provide business consulting services.

As of September 30, 2007, the Company has commenced its operations in the business consulting services and has recorded minimal revenue. The Company has an operational office in Hong Kong.

2	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of September 30, 2007, the Company has generated modest revenue and has incurred an accumulated deficit since inception totaling $16,317 at September 30, 2007 and its current assets exceed its current liabilities by $3,683. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

The Company intends to file an SB-2 Registration Statement with the United States Securities and Exchange Commission to register 3,590,000 share of common stock for sale by certain selling shareholders at $0.02 per share for gross proceeds of $71,800. The Company will not receive any proceeds with respect to the resale of shares held by existing shareholders.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (Stated in US Dollars)

3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principals generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year end is September 30.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128. "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per Share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. IN computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate are carrying values of such amounts.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (Stated in US Dollars)

3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
(CONTINUED)

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") NO. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO.00-2, "Accounting for Website Development Costs".

Costs associated with the website consist primarily of website development costs paid to third party. These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational. Internal costs related to the development of website content will be charged to operations as incurred.

Income Tax

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (Stated in US Dollars)

3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
(CONTINUED)

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS no. 52 "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Hong Kong dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. The Company has not issued any stock or share based payments since its inception.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Valuation of shares for services is based on the estimated fair market value of the services performed.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (Stated in US Dollars)

3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
(CONTINUED)

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

Recent Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. Fin 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effectively for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial condition.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (Stated in US Dollars)

3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
(CONTINUED)

Recent Pronouncements (Continued)

FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods'financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not impact the consolidated financial statements.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (Stated in US Dollars)

3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
(CONTINUED)

Recent Pronouncements (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," or SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115," or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the Company's fiscal year beginning on October 1, 2008. The Company's management is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on its financial statements upon adoption.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, or SAB 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. We do not expect that the adoption of SAB 108 would have a material effect on our consolidated financial statements.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (Stated in US Dollars)

4	COMMON STOCK

On June 20, 2007, the Company issued 10,000,000 shares of the Company at $0.001 per share for cash proceeds of $10,000, of which 4,500,000 shares were issued to the President of the Company for $4,500.

On July 15, 2007, the Company issued 1,000,000 shares of the Company at $0.01 per share for cash proceeds of $10,000.

5	RELATED COMPANY TRANSACTIONS

During the period ended September 30, 2007, the Director subscribed for 4,500,000 shares in the Company at $0.001 per share for a total amount of $4,500. The President did not receive any remuneration for his service from the Company.

6	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $16,317, which commence expiring in 2025. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company is subject to United States income taxes at an approximately rate of 35%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company's income tax expense is as follows.

September 30
2007
$

Net Loss	16,317
Expected Statutory Tax Rate	35%
5,711
Valuation Allowance	(5,711)
Income Tax Expense (Recovery)	- =========

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (Stated in US Dollars)

6	INCOME TAXES (CONTINUED) Significant components of the Company's deferred tax assets as of September 30, 2007 are as follows:

$
US net operating loss carryforwards	5,711
Valuation Allowance	(5,711)
Net Deferred Tax Assets	-
=======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective October 18, 2007, we appointed Albert Wong & Co., CPA. ("AWC"), which appointment was approved by our Board of Directors, to act as our independent auditors. During the Company's most recent fiscal year end, the Company has not consulted AWC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did AWC provided advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Company's most recent fiscal year end, the Company has not consulted AWC on any matter that was the subject of a "disagreement" or a "reportable event" (each as defined in Item 304 of Regulation S-B).

ITEM 8A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company. As of the date of this Report, these two positions are held by HO Te Hwai.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. The Company is evaluating its disclosure controls in light of compliance with SOX 404 in its next annual report, and if necessary, will make any changes needed to comply with SOX 404.

No matter how well conceived and operated, an internal control system can provide only a certain level of confidence in the ability of the internal controls to identify errors. In light of the inherent limitations in all internal control systems and procedures, and the limitations of the Company's resources, no evaluation of internal controls can provide absolute assurance that all defects or errors in the operation of the Company's internal control systems are immediately identified. The inherent limitations include the realities that subjective judgments in decision-making in this area can be faulty and that a breakdown in internal processes can occur because of simple, good faith error or mistake. No design can in all instances immediately accommodate changes in regulatory requirements or changes in the business and financial environment of a company. Such inherent limitations in a control system means that inadvertent misstatements due to error or fraud may occur and not be immediately or in a timely manner detected. Nonetheless, the Company recognizes its ongoing obligation to use its best efforts to design and apply internal controls and procedures that are as effective as possible in identifying errors or breakdowns in the internal controls system and procedures.

Changes in internal control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position

HO Te Hwai Flat 16, Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong	46	President, Treasurer, Secretary, and Director

Officer and Director Background

Mr. HO Te Hwai (Cecil): Mr. HO is the founder of Asiarim Corporation and has acted as our President, Treasurer, Secretary and Director since our inception on June 15, 2007. He was appointed as Chief Financial Officer and Chief Executive Officer and Principal Accounting Officer on June 18, 2007. Mr. HO has been working as the Director and/or Chief financial Officer for several listed companies in Hong Kong for the past 5 years. During this time, he has been involved in all aspects of the operation including marketing, sales and financial of these Hong Kong listed companies. Mr. HO has a Bachelor of Commerce degree from University of British Columbia. And is also a member of the Canadian Institute of Chartered Accountants and a member of the Hong Kong Institute of Certified Public Accountants.

No director or officer of the Company has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company's officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company's subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Mr. HO, the only director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Auditors; Code of Ethics; Financial Expert

Our principal independent accountant is Albert Wong & Co., CPA.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a "financial expert" on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

Since our incorporation on June 15, 2007, we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such. We have no employment agreements with any of our directors or executive officers. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Long Term Compensation
		Annual Compensation			Awards		Payouts
				Other	Restricted	Securities
	Year			Annual	Stock	Underlying	LTIP	All Other
Name and	Ended	Salary	Bonus	Compensation	Award(s)	Options/	Payouts	Compensation
Principal Position	Sep 30	($)	($)	($)	($)	SARs (#)	($)	($)

Mr. HO Te Hwai *	2007	-	-	-	-	-	-	-

* Mr. Ho Te Hwai is President, Chief Executive Officer and Director of Asiarim.

Since our incorporation on June 15, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers. We have no equity incentive plans.

Outstanding Equity Awards

Since June 15, 2007, none of our director or executive officer has hold unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Director

Since our incorporation on June 15, 2007, no compensation has been paid to any of our director in consideration for his services rendered in their capacity as director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our common stock beneficially owned as of November 23, 2007 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name and Address of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Mr. HO Te Hwai	Common	4,500,000	40.9%
Hong Kong, China

Directors and Officers	Common	4,500,000	40.9%
as a Group (1 person)

Mr. KU Sau Shan	Common	2,910,000	26.4%
Hong Kong, China

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

CHANGES IN CONTROL. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 20, 2007, we issued 4,500,000 shares of our common stock to Mr. HO Te Hwai, our President, Treasurer, Secretary and Director, in consideration for the payment of $4,500. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 13. EXIBITS AND REPORTS ON FORM 8-K (a) Exhibit No.

3.1	Articles of Incorporation*

3.2	Bylaw*

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company

32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer

* Incorporated by reference from Registrant's Form SB-2 filed on November 7, 2007.

(b) Reports on Form 8-K None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended September 30, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $2,000.

AUDIT-RELATED FEES. There aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2007 was $0.

TAX FEES. For the fiscal years ended September 30, 2007, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES. None

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 34, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asiarim Corporation
a Nevada corporation

/s/ HO Te Hwai
---------------------------------------
HO Te Hwai
Principal executive officer
President, director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ HO Te Hwai	December 21, 2007
--------------------------------------------
HO Te Hwai
Its:	Principal executive officer
President, CFO, director

Exhibit 31

Rule 13a-14(a)/15d-14(a)

Certification of Chief Executive Officer and Chief Financial Officer of the Company

I, HO Te Hwai, certify that:

1. I have reviewed this annual report on Form 10-KSB of Asiarim Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: December 21, 2007

/s/ HO Te Hwai
-----------------------
Ho Te Hwai
Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Asiarim Corporation a Nevada corporation (the "Company") on Form 10-KSB for the year ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), HO Te Hwai, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Asiarim Corporation, and will be retained by Asiarim Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ HO Te Hwai
--------------------------
HO Te Hwai
Chief Executive Officer and Chief Financial Officer
December 21, 2007