Form 10KSB/A
period 2007-09-30
ASIARIM CORP
filed 2008-02-11
CIK 1415813

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB / A

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

+ 011 (852) 6343-7704
----------------------------------
(Company's Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
-------------------------------	------------------------------------------
Common Stock, Par Value $ 0.001	n/a

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $0.001 per share
---------------------------------------------------
(Title of Class)

 APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and or disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )Yes (X)  No

Indicate by check mark whether the registrant is a shell company (as define in Rule 126-2 of the Exchange Act). (X) Yes ( ) No

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