Form 10QSB
period 2007-12-30
ASIARIM CORP
filed 2008-02-14
CIK 1415813

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission File Number: [ ]

ASIARIM CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	83-0500896 (IRS Employer ID Number)

Flat 16, Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong
(Address of principal executive offices)

+011 (852) 6343-7704
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]
Number of shares of common stock outstanding as of February 14, 2008: 11,000,000 shares of common stock.
Transitional Small Business Format Yes [ ] No [X]

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to up date any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

As used in this quarterly report, the terms "we", "us", "our", "Asiarim", and "the Company" mean Asiarim Corporation unless otherwise indicated.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEET AS AT DECEMBER 31, 2007 (UNAUDITED) (Stated in US Dollars)
	Note	December 31, 2007 (Unaudited)	September 30, 2007 (Audited)
ASSETS
Current assets:
Cash and cash equivalents		$2,794	$4,251
Accounts receivable		3,558	1,432
		---------------------	---------------------
Total assets		$6,352	$5,683
		==============	==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses		$500	$2,000
Amount due to a director		3,120	-
		---------------------	---------------------
Total current liabilities		3,620	2,000
		---------------------	---------------------

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized;11,000,000 shares issued and outstanding		$11,000	11,000
Additional paid up capital		9,000	9,000
Deficit accumulated during the development stage		(17,268)	(16,317)
		---------------------	---------------------
Total stockholders' equity		$2,732	$3,683
		---------------------	---------------------
Total liabilities and stockholders' equity		$6,352	$5,683
		==============	==============

See accompanying notes to the financial statements

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENT OF OPERATION FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED) (Stated in US Dollars)
		For the Period
	For the Three	from June 15,
	Months Ended	2007 (Inception)
	December 31,	to December 31,
	2007	2007
	-----------------------	-----------------------

Net Revenues	$5,794	$7,226
Cost of Revenues	3,000	3,000
	-----------------------	-----------------------
Gross Profits	2,794	4,226

Other General and Administrative Expenses	3,745	21,494
	-----------------------	-----------------------
Loss from Operations	(951)	(17,268)

Other Expenses
Interests	-	-
	-----------------------	-----------------------
Net Loss	$(951)	$(17,268)
	===============	===============

Weighted Average Basic and Diluted Shares Outstanding	11,000,000	11,000,000
	===============	===============

Loss Per Share basic and diluted	$(0.00)	$(0.00)
	===============	===============

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the financial statements

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO DECEMBER 31, 2007 (UNAUDITED) (Stated in US Dollars)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity

Balance at June 15, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
June 20, 2007	10,000,000	10,000	-	-	10,000

Sale of shares for cash at $0.01
per share July 15, 2007	1,000,000	1,000	9,000	-	10,000

Net loss	-	-	-	(16,317)	(16,317)
	----------------	----------------	----------------	----------------	----------------

Balance at September 30, 2007	11,000,000	$11,000	$9,000	$(16,317)	$3,683
Net loss	-	-	-	(951)	(951)
	----------------	----------------	----------------	----------------	----------------

Balance at December 31, 2007	11,000,000	$11,000	$9,000	$(17,268)	2,732
	===========	===========	===========	===========	===========

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED) (Stated in US Dollars)
		For the Period
	For the Three	from June 15, 2007
	Months Ended	(Inception) to
	December 31, 2007	December 31, 2007
	------------------------	------------------------

Cash Flows from Operating Activities:
Net Loss	$(951)	$(17,268)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Changes in Assets and Liabilities:
Decrease/(Increase) in Accounts Receivable	2,126	(3,558)
(Decrease)/Increase in Accrued Expenses	(1,500)	500
Increase in Due to a director	3,120	3,120
	------------------------	------------------------

Net Cash Used in Operating Activities	(1,457)	(17,206)
	------------------------	------------------------

Cash Flows from Investing Activities:	-	-
	------------------------	------------------------

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	20,000
	------------------------	------------------------
Net Cash Provided by Financing Activities	-	20,000
	------------------------	------------------------
(Decrease)/Increase in Cash	(1,457)	2,794

Cash - Beginning of Period	4,251	-
	------------------------	------------------------
Cash - End of Period	$2,794	$2,794
	================	================

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
	================	================
Income Taxes Paid	$-	$-
	================	================

See accompanying notes to the financial statements

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED) (Stated in US Dollars)

1.	ORGANIZATION

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

As of December 31, 2007, the Company has commenced its operations in the business consulting services and has recorded minimal revenue. The Company has an operational office in Hong Kong.
2.	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

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

As of December 31, 2007, the Company has generated modest revenue and has incurred an accumulated deficit since inception totaling $17,268 at December 31, 2007 and its current assets exceed its current liabilities by $2,732. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

The Company has filed a SB-2 Registration Statement with the United States Securities and Exchange Commission to register 3,590,000 share of common stock for sale by certain selling shareholders at $0.02 per share for gross proceeds of $71,800. The Company will not receive any proceeds with respect to the resale of shares held by existing shareholders. This SB-2 registration statement became effective on November 20, 2007.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended September 30, 2007. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the period ended September 30, 2007 included in the Company Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full year.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED) (Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
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
Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") NO. 98-1,"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO.00-2, "Accounting for Website Development Costs".

Costs associated with the website consist primarily of website development costs paid to third party. These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational. Internal costs related to the development of website content will be charged to operations as incurred.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED) (Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Income Tax

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. "Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. "Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED) (Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No.104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

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

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED) (Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (continued)

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not impact the consolidated financial statements.

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

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED) (Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB")No. 108, or SAB 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. We do not expect that the adoption of SAB 108 would have a material effect on our consolidated financial statements.

4.	COMMON STOCK
There were no shares issued during the three months ended December 31, 2007.
5.	RELATED COMPANY TRANSACTIONS

During the three months ended December 31, 2007 and for the period from June 15, 2007 (date of inception) to December 31, 2007, the President received $3,000 for his services as consultant to the Company.

During the period from June 15, 2007 (date of inception) to December 31, 2007 the Director subscribed for 4,500,000 shares in the Company at $0.001 per share for a total amount of $4,500.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND PLAN OF OPERATIONS
As used in this Form 10-QSB, references to the "Company," "we," "our" or "us" refer to Asiarim Corporation, unless the context otherwise indicates.
Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Critical Accounting Policy and Estimates
As used in this Form 10-QSB, references to the "Company," "we," "our" or "us" refer to Asiarim Corporation, unless the context otherwise indicates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended December 31, 2007.

Overview

Asiarim Corporation, a Nevada Corporation, was formed on June 15, 2007. We are a development stage company, which have generated a modest revenue of $7,226 from incept to December 31, 2007. We were formed to be a business consulting firm with a mission to provide business consulting services (i.e. strategic business planning and management consulting, etc.) to small domestic companies as well as to assist "small to medium" sized companies in the Asia Pacific Region, particularly in China, to establish a business presence in the United States. The Company also provides a range of electronic document conversion (EDGARizing) service for companies and individuals that need to file periodically with the SEC EDGAR system.

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

We will work with these companies in several areas:
*	Establish or modify a basic business plan;
*	Assist in developing a basic accounting system;
*	Develop a cost effective strategy to accomplish operating requirements;
*	Develop effective arrangements with vendors/subcontractors;
*	Assist in establishing a Web site and effective use of the Internet; and
*	Plan an advertising campaign.
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

We will strive to offer our clients the most technological EDGAR filing methods available. Our EDGAR Filing Service will provide complete EDGAR conversion services and is available 24 hours a day, 7 days a week. We will offer all aspects of EDGAR I and II (ASCII & HTML) conversion and filings. We will market our service by word of mouth or on our website at www.asiarim.net.

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

Principal Markets and Marketing Strategy

We are currently developing a website, which will initially be used for marketing our EDGAR filing services. We have secured a URL address on the World Wide Web at www.asiarim.net. We anticipate that the website will be expanded to also promote our business consulting service and provide advice and information to small to medium size businesses in a community based format as well as offer users free information on current trends and events. We intend to develop our website to expand our services to provide assistance with business services and to provide information with respect to product development strategies, marketing strategies and risk management. We believe that the website could be developed to allow users to interact with other small businesses to obtain advice and services from other entrepreneurs. Our objective is to complete development of our website by second quarter of 2008, subject to available resources.

Our primary target market consists of small to medium sized companies, which have annual sales ranging from $10,000 to $2,500,000. We anticipate that we will market and promote our website on the Internet. Our marketing strategy is to promote our services and products and attract clients to our website. Our marketing initiatives are intended to include the following:

*	utilizing direct-response print advertisements placed primarily in small business, magazines and special interest magazines;
*	links to industry focused websites;
*	presence at industry tradeshows; and
*	entering into relationships with other website providers to increase access to Internet business consumers.
Key elements of our growth strategy include the following:
*	create awareness of our services;
*	develop our website;
*	develop relationships with clients; and
*	provide additional services for clients such as incorporation and translation services.

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

Plan of Operation

We have had modest revenues since our inception, June 15, 2007. Over the next twelve months, we intend to focus on our marketing efforts, which will be directed towards small to medium size businesses.

Our marketing strategy will be to promote our services and products on our website. We will first focus on finish developing our website at www.asiarim.net. Once complete, we anticipate that the website will be expanded to provide consultation information to small to medium size businesses and information on current industry and market trends. We intend to develop our website to expand our services to provide assistance with business services and to provide information with respect to product development strategies, marketing strategies and risk management. Subject to availability of resources, we plant to complete development of our website in the second quarter of 2008.

Our other marketing initiatives will include the marketing on the web and placement of print advertisements in small business, entrepreneurial magazines; and entering into relationships with other website providers to increase awareness of our consulting services to Internet business consumers.

Once clients are secured, we intend to hire qualified consultants to work for us on specific projects on an "as needed" basis. In the event that we expand our business scope, then we may need to hire additional employees or independent contractors as well as purchase or lease additional office equipment.

Results of Operations
FOR THE THREE MONTHS PERIOD ENDED DECEMBER 31, 2007 AND FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO DECEMBER 31, 2007
REVENUES

The Company has realized revenue of $5,794 for the three months ended December 31, 2007. The Company incurred a costs of revenue of $3,000, achieving a gross profit of $2,794 for the three months ended December 31, 2007. We hope to generate additional revenue when we receive more contracts.

For the period from June 15, 2007 (date of inception) to December 31, 2007, the Company has realized revenue of $7,226, incurred a cost of revenue of $3,000 and achieved a gross profit of $4,226.

OPERATING EXPENSES

For the three months period ended December 31, 2007, our gross profit was $2,794 and our total operating expenses were $3,745, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three months ended December 31, 2007 was $951.

For the period form June 15, 2007 (date of inception) to December 31, 2007, the accumulated gross profit was $4,226, the total operating expenses was $21,494 which was all selling, general and administrative expenses and resulting in an accumulated net loss to our shareholders of $17,268.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of December 31, 2007, we had $2,794 in cash. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $5,000 in website development; $20,000 in other marketing expenses. Additionally, $25,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital.

We may have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

The Company is a development stage company and has commenced the principal operations. The Company had modest revenues and incurred a net loss of $951 for the quarter ended December 31, 2007 and an accumulated net loss of $17,268 for the period June 15, 2007 (inception) to December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding new clients to our customer base. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount sand classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off-Balance Sheet Arrangements
As of December 31, 2007 there were no off-balance sheet arrangements

Item 3. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officers have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2007.
Item 5. Other Information.
None.
Item 6. Exhibits
Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d14(a) Certification of Te Hwai Ho (Attached Hereto)

31.2	Rule 13a-14(a)/15d14(a) Certification of Te Hwai Ho (Attached Hereto)

32.1	Section 1350 Certifications (Attached Hereto)
1	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2007.

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 14, 2008
ASIARIM CORPORATION

By:	/s/ Te Hwai Ho
Name:	Te Hwai Ho
Title:	President, Treasurer, Secretary, and Director
(Principal Executive, Financial and
Accounting Officer)

EXHIBIT 31.1

Rule 13a-14(a)/15d-14(a)
Certification of Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

I, Te Hwai Ho, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Asiairm Corporation;

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
Dated: February 14, 2008 /s/ Te Hwai Ho Te Hwai Ho (Chief Financial Officer and Chief Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asiarim Corporation a Nevada corporation (the "Company") on Form 10-QSB for the three months period ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Te Hwai Ho, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Asiarim Corporation, and will beretained by Asiarim Corporation and furnished to the Securities and Exchange Commission or its staff upon request.
Dated: February 14, 2008 /s/ Te Hwai Ho Te Hwai Ho (Chief Financial Officer and Chief Executive Officer)