Form 10-Q
period 2008-03-31
ASIARIM CORP
filed 2008-05-14
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
Commission File Number: [  ]

ASIARIM CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	83-0500896
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Flat 16, Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

+1 360 7173641
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former
Fiscal Year if Changed Since Last Report)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

The number of common equity shares outstanding as of April 30, 2008 was 11,000,000 shares of Common Stock, $.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet – March 31, 2008 (Unaudited)	3

	Condensed Statements of Operations – Three Months and Six Months ended March 31, 2008 and from June 15, 2007 (Inception) to March 31, 2008 (Unaudited)	4

	Condensed Statement of Stockholders’ Equity / (Deficit) – From June 15, 2007 (Inception) to March 31, 2008 (Unaudited)	5

	Condensed Statements of Cash Flows – Six Months ended March 31, 2008 and from June 15, 2007 (Inception) to March 31, 2008 (Unaudited)	6-7

	Notes to Condensed Financial Statements	8-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3	Defaults Upon Senior Securities	22

Item 4	Submission of Matters to a Vote of Security Holders	22

Item 5	Other Matters	22

Item 6.	Exhibits	22

SIGNATURES		23

PART I - FINANCIAL INFORMATION

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEET AS AT MARCH 31, 2008 (UNAUDITED) (Stated in US Dollars)

	Note	March 31, 2008	September 30, 2007
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$492	$4,251
Accounts receivable		5,720	1,432
		------------	------------
Total assets		$6,212	$5,683
		========	========

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/ EQUITY
Current liabilities:
Accrued expenses		$4,196	$2,000
Amount due to a director		803	-
Shareholder loan		8,000	-
		------------	------------
Total current liabilities		$12,999	$2,000
		------------	------------

Stockholders' (deficit)/equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized;11,000,000 shares issued and outstanding		$11,000	$11,000
Additional paid up capital		9,000	9,000
Deficit accumulated during the development stage		(26,787)	(16,317)
		------------	------------
Total stockholders' (deficit)/equity		$(6,787)	$3,683
		------------	------------
Total liabilities and stockholders' equity		$6,212	$5,683
		========	========

See accompanying notes to the financial statements

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATION
FOR THE THREE MONTHS AND THE SIX MONTHS ENDED MARCH 31, 2008
AND FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO MARCH 31, 2008
(UNAUDITED)
(Stated in US Dollars)

			For the Period
	For the Three	For the Six	from June 15,
	Months Ended	Months Ended	2007 (Inception)
	March 31,	March 31,	to March 31,
	2008	2008	2008
	--------------	--------------	--------------

Net Revenues	$2,162	$7,956	$9,388
Cost of Revenues	3,000	6,000	6,000
	--------------	--------------	--------------
Gross Profits/(Loss)	(838)	1,956	3,388

Other General and Administrative Expenses	8,681	12,426	30,175
	--------------	--------------	--------------
Loss from Operations	(9,519)	(10,470)	(26,787)

Other Expenses
Interests	-	-	-
	--------------	--------------	--------------
Net Loss	$(9,519)	$(10,470)	$(26,787)
	==========	==========	==========

Weighted Average Basic and Diluted Shares Outstanding	11,000,000	11,000,000	11,000,000
	==========	==========	==========

Loss Per Share – basic and diluted	$(0.00)	$(0.00)	$(0.00)
	==========	==========	==========

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the financial statements

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT) FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED) (Stated in US Dollars)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity/(deficit)

Balance at June 15, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
June 20, 2007	10,000,000	10,000	-	-	10,000

Sale of shares for cash at $0.01
per share – July 15, 2007	1,000,000	1,000	9,000	-	10,000

Net loss	-	-	-	(16,317)	(16,317)
	------------	------------	------------	------------	------------

Balance at September 30, 2007	11,000,000	$11,000	$9,000	$(16,317)	$3,683
Net loss	-	-	-	(10,470)	(10,470)
	------------	------------	------------	------------	------------

Balance at March 31, 2008	11,000,000	$11,000	$9,000	$(26,787)	$(6,787)
	=========	=========	=========	=========	========

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND FROM JUNE 15, 2007 (INCEPTION) TO MARCH 31, 2008
(UNAUDITED)
(Stated in US Dollars)

		For the Period
	For the Six	from June 15, 2007
	Months Ended	(Inception) to
	March 31, 2008	March 31, 2008
	-----------------------	------------------------

Cash Flows from Operating Activities:
Net Loss	$(10,470)	$(26,787)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(4,288)	(5,720)
Increase in Accrued Expenses	2,196	4,196
Increase in Due to a Director	803	803
Increase in Shareholder Loan	8,000	8,000
	-------------------	-------------------

Net Cash Used in Operating Activities	(3,759)	(19,508)
	-------------------	-------------------

Cash Flows from Investing Activities:	-	-
	-------------------	-------------------

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	20,000
	-------------------	-------------------
Net Cash Provided by Financing Activities	-	20,000
	-------------------	-------------------
(Decrease)/Increase in Cash	(3,759)	492

Cash - Beginning of Period	4,251	-
	-------------------	-------------------
Cash - End of Period	$492	$492
	============	============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
	============	============
Income Taxes Paid	$-	$-
	============	============

See accompanying notes to the financial statements

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 (UNAUDITED) (Stated in US Dollars)

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

As of March 31, 2008, the Company has commenced its operations in the business consulting services and has recorded minimal revenue. The Company has an operational office in Hong Kong.

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

As of March 31, 2008, the Company has generated modest revenue and has incurred an accumulated deficit since inception totaling $26,787 at March 31, 2008 and its current liabilities exceed its current assets by $6,787. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company’s ability to continue as a going concern.

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

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 (UNAUDITED) (Stated in US Dollars)

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

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 (UNAUDITED) (Stated in US Dollars)

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS no. 52 "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Hong Kong dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 (UNAUDITED) (Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” ("SAB 104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company’s return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 (UNAUDITED) (Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

Recent Pronouncements

In February 2007, FASB issued Statement of Financial Accounting Standards No. ("SFAS") 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning on January 1, 2008. The Company does not anticipate that the adoption of this standard will have a material impact on these consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of "plain vanilla" options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 (UNAUDITED) (Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

Recent Pronouncements (continued)

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

4.	COMMON STOCK

There were no shares issued during the three months and six months ended March 31, 2008.

5.	RELATED COMPANY TRANSACTIONS

During the three months and six months ended March 31, 2008 and for the period from June 15, 2007 (date of inception) to March 31, 2008, the President received $3,000, $6,000 and $6,000 respectively for his services as consultant to the Company.

During the period from June 15, 2007 (date of inception) to March 31, 2008 the Director subscribed for 4,500,000 shares in the Company at $0.001 per share for a total amount of $4,500.

On March 31, 2008, the Company entered into a note payable to a related party in the amount of $8,000, which bears interest at the rate of 10% per annum, and matures in March 31, 2009.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-QSB, references to the "Company," "we," "our" or "us" refer to Asiarim Corporation, unless the context otherwise indicates.

Forward-Looking Statements

This Current Quarterly Report contains forward-looking information. Forward-looking information includes statements relating to future actions, acceptance in the marketplace of our products, payment of our outstanding obligations, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

Forward-looking information may be included in this Current Quarterly Report or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by us. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Current Quarterly Report or in documents incorporated by reference in this Current Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

We have based the forward-looking statements relating to our operations on management's current expectations, estimates, and projections about us and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

Overview

Asiarim Corporation, a Nevada Corporation, was formed on June 15, 2007. We are a development stage company, which have generated a modest revenue of $9,388 from incept to March 31, 2008. We were formed to be a business consulting firm with a mission to provide business consulting services (i.e. strategic business planning and management consulting, etc.) to small domestic companies as well as to assist “small to medium” sized companies in the Asia Pacific Region, particularly in China, to establish a business presence in the United States. The Company also provides a range of electronic document conversion (EDGARizing) service for companies and individuals that need to file periodically with the SEC EDGAR system.

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

We will work with these companies in several areas:

·	Establish or modify a basic business plan;
·	Assist in developing a basic accounting system;
·	Develop a cost effective strategy to accomplish operating requirements;
·	Develop effective arrangements with vendors/subcontractors;
·	Assist in establishing a Web site and effective use of the Internet; and
·	Plan an advertising campaign.

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

Our portion of the work will generally be to help clients clearly identify the goals that they want to achieve, assist them in establishing a budget to accomplish the identified tasks and then identify a team of experts to assist in the project. Throughout the project, we coordinate the efforts of team members, many of which we have identified and recommended to the client, and to keep all parties involved aware of the project’s status. Our fees are earned by functioning in a team coordinator/leader role on these engagements in a manner similar to a general contractor.

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

Our primary target market consists of small to medium sized companies, which have annual sales ranging from $10,000 to $2,500,000. We anticipate that we will market and promote our website on the Internet. Our marketing strategy is to promote our services and products and attract clients to our website. Our marketing initiatives are intended to include the following:

·	utilizing direct-response print advertisements placed primarily in small business, magazines and special interest magazines;
·	links to industry focused websites;
·	presence at industry tradeshows; and
·	entering into relationships with other website providers to increase access to Internet business consumers.

Key elements of our growth strategy include the following:

·	create awareness of our services;
·	develop our website;
·	develop relationships with clients; and
·	provide additional services for clients such as incorporation and translation services.

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

Results of Operations

FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED MARCH 31, 2008 AND FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO MARCH 31, 2008

REVENUES

The Company has realized revenue of $2,162 for the three months period ended March 31, 2008. The Company incurred a cost of revenue of $3,000, achieving a gross loss of $838 for the three months period ended March 31, 2008. We hope to generate additional revenue when we receive more contracts.

The Company realized revenue of $7,956 for the six months period ended March 31, 2008. The Company incurred a cost of revenue of $6,000, achieving a gross profit of $1,956 for the six months period ended March 31, 2008.

For the period from June 15, 2007 (date of inception) to March 31, 2008, the Company realized revenue of $9,388, incurred a cost of revenue of $6,000 and achieved a gross profit of $3,388.

OPERATING EXPENSES

For the three months period ended March 31, 2008, our gross loss was $838 and our total operating expenses were $8,681, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three months period ended March 31, 2008 was $9,519.

For the six months period ended March 31, 2008, our gross profit was $1,956 and our total operating expenses were $12,426, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the six months period ended March 31, 2008 was $10,470.

For the period from June 15, 2007 (date of inception) to March 31, 2008, the accumulated gross profit was $3,388, the total operating expenses was $30,175 which was all selling, general and administrative expenses and resulting in an accumulated net loss to our shareholders of $26,787.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of March 31, 2008, we had $492 in cash. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $5,000 in website development; $20,000 in other marketing expenses. Additionally, $25,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital.

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

Going Concern Consideration

The Company is a development stage company and has commenced the principal operations. The Company had modest revenues and incurred a net loss of $9,519 for the quarter ended March 31, 2008 and an accumulated net loss of $26,787 for the period from June 15, 2007 (inception) to March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding new clients to our customer base. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount sand classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk:

The Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company also has not entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates, although we may enter into such transactions in the future.

Off-Balance Sheet Arrangements:

The Company has no off-balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is Establish or modify a basic business planrecorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

Changes in Internal Controls over Financial Reporting:

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2008.

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

Dated: May 14, 2008

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
1. I have reviewed this quarterly report on Form 10-Q of Asiairm Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant 's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant 's internal control over financial reporting that occurred during the registrant 's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant 's auditors and the audit committee of the registrant 's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant 's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant 's internal control over financial reporting.

Dated: May 14, 2008 /s/ Te Hwai Ho Te Hwai Ho (Chief Financial Officer and Chief Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asiarim Corporation a Nevada corporation (the "Company") on Form 10-Q for the six months period ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Te Hwai Ho, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: May 14, 2008 /s/ Te Hwai Ho Te Hwai Ho (Chief Financial Officer and Chief Executive Officer)