Form 10-Q
period 2008-06-30
ASIARIM CORP
filed 2008-08-08
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 - Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
Commission File Number: [ ]

ASIARIM CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada	83-0500896
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Suite 1601, 16F, Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

+1 360 7173641

(Registrant's Telephone Number, Including Area Code)

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

Yes[ x ] No [ ]

Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [ x ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ x ] No [ ]
The number of common equity shares outstanding as of June 30, 2008 was 11,000,000 shares of Common Stock, $.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet - June 30, 2008 (Unaudited)	3

	Condensed Statements of Operations - Three Months and Nine Months ended June 30, 2008 and from June 15, 2007 (Inception) to June 30, 2008 (Unaudited)	4

	Condensed Statement of Stockholders' Equity / (Deficit) - From June 15, 2007 (Inception) to June 30, 2008 (Unaudited)	5

	Condensed Statements of Cash Flows - Nine Months ended June 30, 2008 and from June 15, 2007 (Inception) to June 30, 2008 (Unaudited)	6

	Notes to Condensed Financial Statements	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 5	Other Matters	21

Item 6.	Exhibits	21

SIGNATURES		22

PART I - FINANCIAL INFORMATION

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
AS AT JUNE 30, 2008
(UNAUDITED)
(Stated in US Dollars)
	Note	June 30, 2008	September 30, 2007
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$2,852	$4,251
Accounts receivable		17,092	1,432
		--------------------	-------------------
Total assets		$19,944	$5,683
		==============	==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses		$500	$2,000
Accrual salary		350	-
Amount due to a director		1,192	-
Shareholder loan		8,000	-
		-------------------	-------------------
Total current liabilities		$10,042	$2,000
		-------------------	-------------------

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized;11,000,000 shares issued and outstanding		$11,000	$11,000
Additional paid up capital		9,000	9,000
Deficit accumulated during the development stage		(10,098)	(16,317)
		-------------------	-------------------
Total stockholders' equity		$9,902	$3,683
		-------------------	-------------------
Total liabilities and stockholders' equity		$19,944	$5,683
		==============	==============

See accompanying notes to the financial statements

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATION
FOR THE THREE MONTHS AND THE NINE MONTHS ENDED JUNE 30, 2008
AND FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO JUNE 30, 2008
(UNAUDITED)
(Stated in US Dollars)
			For the Period
	For the Three	For the Nine	from June 15,
	Months Ended	Months Ended	2007 (Inception)
	June 30,	June 30,	to June 30,
	2008	2008	2008
	----------------------	----------------------	----------------------

Net Revenues	$21,372	$29,328	$30,760
Cost of Revenues	3,000	9,000	9,000
	----------------------	----------------------	----------------------
Gross Profits	18,372	20,328	21,760

Other General and Administrative Expenses	1,483	13,909	31,658
	----------------------	----------------------	----------------------
Profit/(Loss) from Operations	16,889	6,419	(9,898)

Other Expenses
Interests	200	200	200
	----------------------	----------------------	----------------------
Net Profit/(Loss)	$16,689	$6,219	$(10,098)
	===============	===============	===============

Weighted Average Basic and Diluted Shares Outstanding	11,000,000	11,000,000	11,000,000
	===============	===============	===============

Profit/(Loss) Per Share - basic and diluted	$0.00	$0.00	$(0.00)
	===============	===============	===============

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the financial statements

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIT)
FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO JUNE 30, 2008
(UNAUDITED)
(Stated in US Dollars)
				Deficit
				accumulated
	Common stock		Additional	during the	Total
	------------------------------		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity/(deficit)
	------------	------------	------------	------------	------------------
Balance at June 15, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
June 20, 2007	10,000,000	10,000	-	-	10,000

Sale of shares for cash at $0.01
per share - July 15, 2007	1,000,000	1,000	9,000	-	10,000

Net loss	-	-	-	(16,317)	(16,317)
	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2007	11,000,000	$11,000	$9,000	$(16,317)	$3,683
Net profit	-	-	-	6,219	6,219
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2008	11,000,000	$11,000	$9,000	$(10,098)	$9,902
	============	============	=============	=============	=============

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND FROM JUNE 15, 2007 (INCEPTION) TO JUNE 30, 2008
(UNAUDITED)
(Stated in US Dollars)
		For the Period
	For the Nine	from June 15, 2007
	Months Ended	(Inception) to
	June 30, 2008	June 30, 2008
	-----------------------	------------------------

Cash Flows from Operating Activities:
Net Profit/(Loss)	$6,219	$(10,098)

Adjustments to Reconcile Net Profit/(Loss) to Net Cash Used
in Operating Activities:
Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(15,660)	(17,092)
Increase/(Decrease) in Accrued Expenses	(1,500)	500
Increase in Accrued Salary	350	350
Increase in Due to a Director	1,192	1,192
Increase in Shareholder Loan	8,000	8,000
	------------------------	------------------------

Net Cash Used in Operating Activities	(1,399)	(17,148)
	------------------------	------------------------

Cash Flows from Investing Activities:	-	-
	------------------------	------------------------

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	20,000
	------------------------	------------------------
Net Cash Provided by Financing Activities	-	20,000
	------------------------	------------------------
(Decrease)/Increase in Cash	(1,399)	2,852

Cash - Beginning of Period	4,251	-
	------------------------	------------------------
Cash - End of Period	$2,852	$2,852
	================	================

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
	================	================
Income Taxes Paid	$-	$-
	================	================

See accompanying notes to the financial statements

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008
(UNAUDITED)
(Stated in US Dollars)

1.	ORGANIZATION

Asiarim Corporation (the "Company") is a Nevada corporation, incorporated on June 15, 2007. The Company is currently a development stage enterprise, as defined by Statement of Financial Accounting Standard ( "SFAS") NO. 7 "Accounting and Reporting for Enterprises in the Development Stage". The  Company' s office is located in Hong Kong, China and its principal business is to provide business consulting services.

As of June 30, 2008, the Company has commenced its operations in the business consulting services and has recorded minimal revenue. The Company has an operational office in Hong Kong.
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

As of June 30, 2008, the Company has generated modest revenue and has incurred an accumulated deficit since inception totaling $10,098 at June 30, 2008 and its current assets exceed its current liabilities by $9,902. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company' s ability to continue as a going concern.

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008
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
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008
(UNAUDITED)
(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Income Tax

The Company accounts for income taxes under SFAS 109,"Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employee"(APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. The Company has not issued any stock or share based payments since its inception.

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008
(UNAUDITED)
(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No.104, "Revenue Recognition in Financial Statements"("SAB104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008
(UNAUDITED)
(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements

In February 2007, FASB issued Statement of Financial Accounting Standards No. ("SFAS") 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115"("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning on January 1, 2008. The Company does not anticipate that the adoption of this standard will have a material impact on these consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of "plain vanilla" options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company's consolidated financial statements.

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008
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

In March 2008, The Financial Accounting Standards Board ("FASB") issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have a material effect on our consolidated financial position, results of operation or cash flows.

4.	COMMON STOCK
There were no shares issued during the three months and nine months ended June 30, 2008.
5.	RELATED PARTY TRANSACTIONS

During the three months and nine months ended June 30, 2008 and for the period from June 15, 2007 (date of inception) to June 30, 2008, the President received $3,000, $9,000 and $9,000 respectively for his services as consultant to the Company.

During the period from June 15, 2007 (date of inception) to June 30, 2008 the Director subscribed for 4,500,000 shares in the Company at $0.001 per share for a total amount of $4,500.
As of June 30, 2008 and September 30, 2007, the amount due to a director was $1,192 and nil, respectively. The amount due to a director is unsecured, non-interest bearing and payable on demand.

As of June 30, 2008 and September 30, 2007, there was a note payable to a major shareholder and director of the Company, in the amount of $8,000 and nil, respectively. The note payable is unsecured, interest at the rate of 10% per annum, and matures in March 31, 2009.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Form 10-Q, references to the "Company," "we," "our" or "us" refer to Asiarim Corporation, unless the context otherwise indicates.
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

Overview

Asiarim Corporation, a Nevada Corporation, was formed on June 15, 2007. We are a development stage company, which have generated a modest revenue of $30,760 from incept to June 30, 2008. We were formed to be a business consulting firm with a mission to provide business consulting services (i.e. strategic business planning and management consulting, etc.) to small domestic companies as well as to assist "small to medium" sized companies in the Asia Pacific Region, particularly in China, to establish a business presence in the United States. The Company also provides a range of electronic document conversion (EDGARizing) service for companies and individuals that need to file periodically with the SEC EDGAR system.

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

Principal Markets and Marketing Strategy

We are currently developing a website, which will initially be used for marketing our EDGAR filing services. We have secured a URL address on the World Wide Web at www.asiarim.net. We anticipate that the website will be expanded to also promote our business consulting service and provide advice and information to small to medium size businesses in a community based format as well as offer users free information on current trends and events. We intend to develop our website to expand our services to provide assistance with business services and to provide information with respect to product development strategies, marketing strategies and risk management. We believe that the website could be developed to allow users to interact with other small businesses to obtain advice and services from other entrepreneurs. Our objective is to complete development of our website by the third quarter of 2008, subject to available resources.

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

Plan of Operation

We have had modest revenues since our inception, June 15, 2007. Over the next twelve months, we intend to focus on our marketing efforts, which will be directed towards small to medium size businesses. During the three months period ended June 30, 2008, we have commenced operation by recruiting a part time consultant to handle many of our clerical and administrative works. We are also in the process of recruit senior managers to build up a small team to handle the transactions in the near future. We plan to set up branch offices in China initially and then to other Asian countries to build up a regional network.

Our marketing strategy will be to promote our services and products on our website. We will first focus on finish developing our website at www.asiarim.net. Once complete, we anticipate that the website will be expanded to provide consultation information to small to medium size businesses and information on current industry and market trends. We intend to develop our website to expand our services to provide assistance with business services and to provide information with respect to product development strategies, marketing strategies and risk management. Subject to availability of resources, we plan to complete the development of our website in the third quarter of 2008.

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

Results of Operations
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED JUNE 30, 2008 AND FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO JUNE 30, 2008
REVENUES

The Company has realized revenue of $21,372 for the three months period ended June 30, 2008. The Company incurred a cost of revenue of $3,000, achieving a gross profit of $18,372 for the three months period ended June 30, 2008. We hope to generate additional revenue when we receive more contracts.

The Company realized revenue of $29,328 for the nine months period ended June 30, 2008. The Company incurred a cost of revenue of $9,000, achieving a gross profit of $20,328 for the nine months period ended June 30, 2008.

For the period from June 15, 2007 (date of inception) to June 30, 2008, the Company realized revenue of $30,760, incurred a cost of revenue of $9,000 and achieved a gross profit of $21,760.

OPERATING EXPENSES

For the three months period ended June 30, 2008, our gross profit was $18,372 and our total operating expenses were $1,483, all of which were selling, general and administrative expenses. We also had $200 in interest expenses. Our net profit to our shareholders for the three months period ended June 30, 2008 was $16,689.

For the nine months period ended June 30, 2008, our gross profit was $20,328 and our total operating expenses were $13,909, all of which were selling, general and administrative expenses. We also had $200 in interest expenses. Our net profit to our shareholders for the nine months period ended June 30, 2008 was $6,219.

For the period from June 15, 2007 (date of inception) to June 30, 2008, the accumulated gross profit was $21,760, the total operating expenses was $31,658 which was all selling, general and administrative expenses and had $200 in interest expenses and resulting in an accumulated net loss to our shareholders of $10,098.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of June 30, 2008, we had $2,852 in cash. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $5,000 in website development; $20,000 in other marketing expenses. Additionally, $25,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital.

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

Going Concern Consideration

The Company is a development stage company and has commenced the principal operations. The Company had modest revenues and incurred a net profit of $16,689 for the quarter ended June 30, 2008 and an accumulated net loss of $10,098 for the period from June 15, 2007 (inception) to June 30, 2008. These factors raise substantial doubt about the Company' s ability to continue as a going concern. The Company' s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding new clients to our customer base. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount sand classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2008.
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
Dated: August 8, 2008
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

Dated: August 8, 2008 /s/ Te Hwai Ho Te Hwai Ho (Chief Financial Officer and Chief Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asiarim Corporation a Nevada corporation (the "Company") on Form 10-Q for the nine months period ending June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Te Hwai Ho, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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
Dated: August 8, 2008 /s/ Te Hwai Ho Te Hwai Ho (Chief Financial Officer and Chief Executive Officer)