Form 10-K
period 2008-09-30
ASIARIM CORP
filed 2009-01-02
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008
OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

--------------------------------------------------------
Commission File Number: [ ]

ASIARIM CORPORATION
-----------------------------------
(Exact name of registrant as specified in its charter)

Nevada	83-0500896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 1601, 16 Floor, Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong	-----------
(Address of Company's principal executive offices)	(Zip Code)

+1 (360) 717 3641
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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [ x ] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [ x ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ x ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer"and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[ x ] Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ x ]Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 11,020,000 as of December 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

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

PART I
ITEM 1. BUSINESS

Asiarim Corporation, a Nevada Corporation, was formed on June 15, 2007. We are a development stage company, which have generated a modest revenue of $39,260 to date. We were formed to be a business consulting firm with a mission to provide business consulting services (i.e. strategic business planning and management consulting, etc.) to small domestic companies as well as to assist "small to medium"sized companies in the Asia Pacific Region, particularly in China, to establish a business presence in the United States. The Company also provides a range of electronic document conversion (EDGARizing) service for companies and individuals that need to file periodically with the SEC EDGAR system.

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
We will seek North American clients from leads developed and referred from business associates.
Companies in the Asia Pacific Region

We will seek clients through the business contacts in the Asia Pacific Region (i.e. China, Hong Kong and Singapore, etc.). Our emphasis will be to assist these clients to establish an effective business presence in the United States so that they will be in a position to avail themselves of consumer and financial markets. In most cases, we are and will be a part of a team of independent contractors which, in total, can provide a wide range of services and knowledge to these clients. The team includes nationals from the native country to develop language and social comfort to the client.

We will help clients clearly identify the goals that they want to achieve, assist them in establishing a budget to accomplish the identified tasks and then identify a team of experts to assist in the project. Throughout the project, we coordinate the efforts of team members, many of which we have identified and recommended to the client, and to keep all parties involved aware of the project's status. Our fees are earned by functioning in a team coordinator/leader role on these engagements in a manner similar to a general contractor.

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

Principal Markets and Marketing Strategy

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

Once clients are secured, we intend to hire qualified consultants to work for us on specific projects on an"as needed"basis.

We do not have sufficient capital to operate our business and will require additional funding to sustain operations through the next twelve months. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

Our office is currently located at Suite 1601, 16/F., Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong.

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

Employees

We have no full time employees at this time. All functions including marketing, consulting services administrative and clerical are currently being provided by Mr. HO Te Hwai, our President, and Mr. Xu Xiong, our Vice President of Marketing.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this prospectus before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

Risk Factors Relating to Our Company

We are a development stage company and may never be able to effectuate our business plan or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We were established on June 15, 2007 and have no operating history. We are in the development stage and are subject to all of the risks inherent in the establishment of a new business enterprise. We have had no substantial revenue. As a development stage company, the Company is a highly speculative venture involving significant financial risk. It is uncertain as to when the Company will sustain profitability, if ever.

There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. We may not be able to successfully effectuate our business. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

If our business strategy is not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

As discussed in the Notes to Financial Statements included in this filing, we had a net loss of approximately $8,953 for the period from June 15, 2007 (inception) to September 30, 2008. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period June 15, 2007 (inception) to September 30, 2008. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We are heavily dependent on contracted third parties and upon our director and officer. The loss of our director and officer, or the inability to contract qualified third parties, whose knowledge, leadership and technical expertise upon which we rely, would harm our ability to execute our business plan.

We are dependent on the continued contributions of our directors and officers, whose knowledge and leadership would be difficult to replace. Our success is also heavily dependent on our ability to retain and attract experienced consultants. Once clients are secured, we intend to hire qualified consultants to work for us on specific projects on an "as needed"basis. We do not currently have any consulting agreements in place with consultants under which we can ensure that we will have sufficient expertise to perform services for our clients. We do not maintain any key person insurance on the directors and officer. If we were to lose their services, our ability to execute our business plan would be harmed, and we may be forced to cease operations until such time as we could hire suitable replacements.

We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern. Accordingly, our failure to generate sufficient revenues or to generate adequate capital could result in the failure of our business and the loss of your entire investment.

We may not be able to compete with current and potential business consulting companies, some of whom have greater resources and experience than we do.

The business consulting market is intensely competitive, highly fragmented and subject to rapid change. We do not have the resources to compete with our existing competitors or with any new competitors. We compete with many consulting companies which have significantly greater personnel, financial, managerial, and technical resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business as we may never be able to develop clients for our services.

If the Company is deemed to be an "investment company,"the Company may be required to institute burdensome compliance requirements and the Company's activities may be restricted.

The Investment Company Act of 1940 (the "Investment Company Act") defines an "investment company" as an issuer which is, or holds itself out as, being engaged primarily in the business of investing, reinvesting or trading of securities. We do not intend to engage in such activities; however, as compensation for our services we render to our clients, our clients may issue to us equity securities, including common stock or preferred stock. As a result, we may obtain a minority interest in a number of enterprises, thereby possibly subjecting us to regulations under the Investment Company Act.

Such regulations would impose numerous restrictions on the Company, including restrictions on the nature of the Company's investments and restrictions on the issuance of securities, which may make it difficult for us to obtain additional financing. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations. We would incur significant registration and compliance costs if required to register under the Investment Company Act. Although we do not believe that our anticipated principal activities will subject our Company to the Investment Company Act, we will continue to review our activities from time to time with a view toward reducing the likelihood we could be classified as an investment company.

Because we do not have an audit or compensation committee, shareholders will have to rely on our director, who is not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our director. Thus, there is a potential conflict of interest in that our director and officer have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

We may face damage to our professional reputation or legal liability if our future clients are not satisfied with our services. In case, it is unlikely that we will be able to obtain future engagements. If we are unable to obtain engagements, investors are likely to lose their entire investment.

As a consulting service firm, we depend and will continue to depend to a large extent on referrals and new engagements from our clients as we will attempt to establish a reputation for high-caliber professional services and integrity to attract and retain clients. As a result, if a client is not satisfied with our services or products, such lack of satisfaction may be more damaging to our business than it may be to other businesses. Moreover, if we fail to meet our obligations, we could be subject to legal liability or loss of client relationships. Our engagements will typically include provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. Accordingly, no assurances can be given that we will retain clients in the foreseeable future.

Our future engagements with clients may not be profitable. If we are unable to generate positive cash flow from our engagements, we will be unable to satisfy our obligations on a timely basis. If that happens, investors are likely to lose their entire investment.

When making proposals for engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment as to the amount of time that will be required to complete an engagement. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these engagements less profitable or unprofitable, which would have an adverse effect on our profit margin. In addition, as consultants, a client will typically retain us on an engagement-by-engagement basis, rather than under long-term contracts, and a substantial majority of our contracts and engagements may be terminated by the client with short notice and generally without significant penalty. Furthermore, because large client engagements may involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client or the economy generally. When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner.

We may be more adversely affected by a weak economy than companies in other industries because engaging consultants is a highly discretionary decision by clients. If we do not obtain engagements because of an adverse economy, we may be unable to generate sufficient cash flow to meet our obligations on a timely basis. If that happens, investors are likely to lose their entire investment.

Engaging consultants is a highly discretionary decision by clients. As such, we are impacted more quickly by economic conditions and perceptions of economic trends than many other types of businesses. If the economy is weak, companies may be unwilling or unable to undertake significant amounts of consulting work. If corporate demand for our services is weak, we may be unable to obtain profitable engagements.

Risks Relating To Our Common Shares

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 75,000,000 shares of common stock, of which 11,020,000 shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

*	that a broker or dealer approve a person's account for transactions in penny stocks; and
*	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
*	obtain financial information and investment experience objectives of the person; and
*

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:
*	sets forth the basis on which the broker or dealer made the suitability determination; and
*	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates and they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Risks related to doing business in China

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with certain of our affiliated Chinese entities. We are considered foreign persons or foreign invested enterprises under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of consulting companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current and future operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the conversion of RMB to foreign currencies and, in certain cases, the remittance of currencies out of China. As our consulting business expands, we expect to derive an increasing percentage of our revenues in RMB. Under our new structure in the future when we set up a subsidiary company in China, we expect our income will be primarily derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entities to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required when RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our demands, we may not be able to pay dividends in foreign currencies to our stockholders, including holders of our common stock.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decades-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and significant appreciation of the RMB against the U.S. dollar. As our consulting business continues to grow, a greater portion of our revenues and costs will be denominated in RMB, while a significant portion of our financial assets may be denominated in U.S. dollars. We expect to rely significantly on dividends and other fees paid to us by our subsidiaries and affiliated entities in China. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of SARS, Avian Flu or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. Any prolonged recurrence of SARS or other adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other governmental regulations adopted in response may require temporary closure of our business operations, or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES

The Company leases an office at Suite 1601, 16/F., Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong. The lease is by monthly basis with automatically renewal at the end of each month. The office space is approximately 300 square feet.

ITEM 3. LEGAL PROCEEDINGS
There are no legal actions pending against us nor are any legal actions contemplated by us at this time.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the last quarter of fiscal year September 30, 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
A registrant that qualifies as a smaller reporting company is not required to provide the Performance graph required in paragraph (e) of Item 201.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is on the Over The Counter Bulletin Board under the symbol "ARMC.OB."At present, the Company's shares have not yet been traded on the OTCBB, therefore no quotation on the share price is available.

ISSUER'S REPURCHASE OF EQUITY SECURITIES
None.
HOLDERS
On December 15, 2008, the Company had approximately 53 holders of record of our common stock.
DIVIDENDS

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

STOCK OPTIONS.
Currently, there are no stock options outstanding.

ITEM 6. SELECTED FINANCIAL DATA
A registrant that qualifies as a smaller reporting company is not required to provide the information required by this item.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS
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

Our marketing strategy will be to promote our services and products on our website at www.asiarim.net but have not yet completed the full development of the website. At present, our website only markets our Edgar filing service and we anticipate that the website will be expanded to promote our business consulting service to small-to-medium sized companies as well as offer users free information on current trends and events. Our objective is to complete development of our website by mid 2009 subject to available resources.

Our other marketing initiatives will include the following: placement of print advertisements in small business magazines and special interest magazines; placement of advertisements and links to our website in industry focused websites; promoting our services at industry tradeshows; and entering into relationships with other website providers to increase access to Internet business consumers.

Once clients are secured, we intend to hire qualified consultants to work for us on specific projects on an "as needed"basis.
Results of Operations
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
REVENUES

The Company has realized revenue of $37,828 for the year ended September 30, 2008. The Company incurred a cost of revenue of $12,000, achieving a gross profit of $25,828 for the year ended September 30, 2008. We hope to generate additional revenue when we receive more contracts.

For the period from June 15, 2007 (date of inception) to September 30, 2008, the Company realized revenue of $39,260, incurred a cost of revenue of $12,000 and achieved a gross profit of $27,260.

OPERATING EXPENSES

For the year ended September 30, 2008, our gross profit was $25,828 and our total operating expenses were $18,063, all of which were selling, general and administrative expenses. We also had $401 in interest expenses. Our net profit to our shareholders for the year ended September 30, 2008 was $7,364.

For the period from June 15, 2007 (date of inception) to September 30, 2008, the accumulated gross profit was $27,260, the total operating expenses was $35,812 which was all selling, general and administrative expenses and had $401 in interest expenses and resulting in an accumulated net loss to our shareholders of $8,953.

For the period from June 15, 2007 (inception) to September 30, 2008, we had generated $39,260 in revenue from our business services. The Company incurred a cost of revenue of $12,000 and earned a gross profit of $27,260. The Company also incurred operating expenses of $36,213 resulting in a net loss of $8,953.

Capital Resources and Liquidity

As of September 30, 2008, we had approximately $1,152 in cash, $17,592 in trade receivable and $4,597 in prepaid expenses for total assets of $23,341. In addition, the Company had an accrued liabilities of $2,500, other payable of $5,000 and amount due to a director of $4,594 for a total liabilities of $12,094 at September 30, 2008.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A smaller reporting company is not required to provide the information required by this Item.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements
Please see page F-1 through F-14 of this Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective October 18, 2007, we appointed Albert Wong & Co., CPA. ("AWC"), which appointment was approved by our Board of Directors, to act as our independent auditors. During the Company's most recent fiscal year end, the Company has not consulted AWC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did AWC provided advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Company's most recent fiscal year end, the Company has not consulted AWC on any matter that was the subject of a "disagreement" or a "reportable event" (each as defined in Item 304 of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

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

There has been no change in our internal control over financial reporting during the year ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position
--------------------------	------	---------------------------
HO Te Hwai Flat 16, Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong	47	President, Treasurer, Secretary, and Director
XU Xiong Room 8016, 8/F., Block East, City Square, Jiabin Road, Luohu, Shenzhen, China	31	Vice President of Marketing and Sales
Officer and Director Background

Mr. HO Te Hwai: Mr. HO is the founder of Asiarim Corporation and has acted as our President, Treasurer, Secretary and Director since our inception on June 15, 2007. He was appointed as Chief Financial Officer and Chief Executive Officer and Principal Accounting Officer on June 18, 2007. Mr. HO has been working as the Director and/or Chief financial Officer for several listed companies in Hong Kong for the past 5 years. During this time, he has been involved in all aspects of the operation including marketing, sales and financial of these Hong Kong listed companies. Mr. HO has a Bachelor of Commerce degree from University of British Columbia and is also a member of the Canadian Institute of Chartered Accountants and a member of the Hong Kong Institute of Certified Public Accountants.

Mr. XU Xiong: Mr. Xu was appointed as the Vice President of Marketing and Sales on October 22, 2008. From 2003 to 2007, Mr. Xu was working as a manager in a shipping and logistic company in Shenzhen, China. In 2007, Mr. Xu became a part owner of a shipping and logistic company in Shenzhen China and has been a senior executive of this company. Mr. Xu graduated from Foshan University in China with a Bachelor of Business Administration degree in Marketing.

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

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.
Auditors; Code of Ethics; Financial Expert
Our principal independent accountant is Albert Wong & Co., CPA.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a "financial expert"on the board or an audit committee or nominating committee.

Limitation of Liability and Indemnification

Our certificate of incorporation limits the personal liability of our board members for breaches by them of their fiduciary duties. Our bylaws also require us to indemnify our directors and officers to the fullest extent permitted by Nevada law. Nevada law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except:

*	any breach of their duty of loyalty to us or our stockholders;
*	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
*	unlawful payments of dividends or unlawful stock repurchases, redemptions or other distributions; and
*	any transaction from which the director derived an improper personal benefit.

Such limitation of liability may not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission. In addition and in accordance with Nevada law, our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity, regardless of whether indemnification would be permitted under Nevada law. We currently do not maintain liability insurance for our directors and officers.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of our common stock, to file reports of ownership of common stock and other equity securities of our company with the Securities and Exchange Commission. Officers, directors and more than ten percent stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of these reports furnished to us during 2008, all required Section 16(a) reports for our directors, officers and beneficial owners of ten percent of our outstanding stock were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION
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

Long Term Compensation
		Annual Compensation			Awards		Payouts
				Other	Restricted	Securities
	Year			Annual	Stock	Underlying	LTIP
Name and	Ended	Salary	Bonus	Compensation	Award(s)	Options/	Payouts	All Other
Principal Position	Sep 30	($)	($)	($)	($)	SARs (#)	($)	Compensation ($)
------------------	------	--------	-------	-----------------	----------	-----------	-----------	----------------
Mr. HO Te Hwai *	2007	3,000	-	-	-	-	-	-
	2008	9,000	-	-	-	-	-	-
			-	-	-	-	-	-
Mr. XU Xiong #	2008	-	-	-	-	-	-	-
* Mr. Ho Te Hwai is President, Chief Executive Officer and Director of Asiarim.
# Mr. XU Xiong is the Vice President of Marketing and Sales of Asiarim.
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

22

Outstanding Equity Awards at Fiscal Year-End
The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2008.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options(#)Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
HO Te Hwai	-	-	-	-	-	-	-	-	-
XU Xiong	-	-	-	-	-	-	-	-	-
Compensation of Directors
The table below summarizes all compensation of our directors as of September 30, 2008.
DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)
HO Te Hwai	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table
We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.
Stock Option Plans
We did not have a stock option plan in place as of September 30, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our common stock beneficially owned as of November 23, 2007 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name and Address of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class
-----------------------------------	-----------------	----------------------------	---------------------

Mr. HO Te Hwai	Common	4,500,000	40.8%
Hong Kong, China

Directors and Officers as a Group (1 person)	Common	4,500,000	40.8%

Mr. KU Sau Shan Hong Kong, China	Common	2,910,000	26.4%

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

CHANGES IN CONTROL. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENDE

On June 20, 2007, we issued 4,500,000 shares of our common stock to Mr. HO Te Hwai, our President, Treasurer, Secretary and Director, in consideration for the payment of $4,500. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees

For professional services rendered by the independent registered public accounting firm for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q. The aggregate fees billed or to be billed by the Company's independent registered public accounting firm, Albert Wong & Co, for 2008 and 2007 were $2,000 and $2,000, respectively.

Audit Related Fees

The aggregate fees billed in 2008 and 2007 by the Company's independent registered public accounting firm for assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company's financial statements are in the amount of $1,000 and $500, respectively.

Tax Fees
No fees were billed in 2008 and 2007 by the Company's independent registered public accounting firm for tax compliance, tax advice and tax planning.
All Other Fees
No fees were billed in 2008 and 2007 by the Company's independent registered public accounting firm for any other services, other than Audit Fees and Audit Related Fees.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Index to Financial Statements and Financial Statement Schedules
Independent Auditor's Report
Condensed Balance Sheets as of September 30, 2008 and 2007
Condensed Statements of Operations for the year ended September 30, 2008 and from June 15, 2007 (Inception) to September 30, 2008
Condensed Statements of Stockholders' Equity / (Deficit) from June 15, 2007 (Inception) to September 30, 2008
Condensed Statements of Cash Flows for the year ended September 30, 2008 and from June 15, 2007 (Inception) to September 30, 2008
Notes to Condensed Financial Statements
(c) Exhibits
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
By:	/s/ HO Te Hwai	January 2, 2009
--------------------------------------------
HO Te Hwai
Its:	Principal executive officer
President, CFO, director

The financial statements required by Item 8 are presented in the following order:
Asiarim Corporation
(A Development State Company)
Financial Statements
For the Year Ended September 30, 2008
Table of Contents	Page

Independent Auditor's Report	F1

Condensed Balance Sheets as of September 30, 2008 and 2007	F2

Condensed Statements of Operations for the year ended September 30, 2008 and from June 15, 2007 (Inception) to September 30, 2008	F3

Condensed Statements of Stockholders' Equity / (Deficit) from June 15, 2007 (Inception) to September 30, 2008	F4

Condensed Statements of Cash Flows for the year ended September 30, 2008 and from June 15, 2007 (Inception) to September 30, 2008	F5

Notes to Condensed Financial Statements	F6 - F14

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
Room 701A, Nan Dao Commercial Building
359-361 Queen's Road Central
Hong KongS
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
CPA(Practising)

To the Stockholders and Board of Directors Asiarim Corporation
Independent Auditor's Report

We have audited the accompanying balance sheet of Asiarim Corporation (a development stage company) as of September 30, 2008 and the related statements of operations, changes in stockholders' equity and cash flows for the period from June 15, 2007 (inception) to September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Asiarim Corporation (a development stage company) as of September 30, 2008 and the results of its operations and its cash flows for the period from June 15, 2007 (inception) to September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $8,953 including net losses of $8,953 for the period from June 15, 2007 (date of inception) to September 30, 2008. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

------------------------------------
Hong Kong	Albert Wong & Co.
January 2, 2009	Certified Public Accountants

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 AND 2007 (Stated in US Dollars)
	Note	September 30, 2008	September 30, 2007
ASSETS		(Audited)	(Audited)
Current assets:
Cash and cash equivalents		$1,152	$4,251
Accounts receivable		17,592	1,432
Prepaid expenses		4,597	-
		--------------------	-------------------
Total assets		$23,341	$5,683
		============	===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Other payable		$5,000	$-
Accrued expenses		2,500	2,000
Amount due to a director		4,594	-
		-------------------	-------------------
Total current liabilities		$12,094	$2,000
		-------------------	-------------------

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized 11,020,000 (2007: 11,000,000) shares issued
and outstanding	4	$11,000	$11,000
Additional paid up capital	4	9,200	9,000
Deficit accumulated during the development stage		(8,953)	(16,317)
		-------------------	-------------------
Total stockholders' equity		$11,247	$3,683
		-------------------	-------------------
Total liabilities and stockholders' equity		$23,341	$5,683
		============	===========

See accompanying notes to financial statements.

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATION
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FROM JUNE 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
(Stated in US Dollars)
		For the Period
	For the Year	from June 15,
	Ended	2007 (Inception)
	September 30,	to September 30,
	2008	2008
	----------------------	----------------------

Net Revenues	$37,828	$39,260
Cost of Revenues	12,000	12,000
	----------------------	----------------------
Gross Profits	25,828	27,260

Other General and Administrative Expenses	18,063	35,812
	----------------------	----------------------
Profit / (Loss) from Operations	7,765	(8,552)

Other Expenses
Interests	401	401
	----------------------	----------------------
Net Profit / (Loss)	$7,364	$(8,953)
	=============	=============

Weighted Average Basic and Diluted Shares Outstanding	11,000,273	10,831,036
	=============	=============

Loss Per Share Basic and Diluted	$(0.00)	$(0.00)
	=============	=============

*Basic and diluted weighted average number of shares are the same since the Company does not have any dilutive securities

See accompanying notes to financial statements.

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY / (DEFICIT)
FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
(Stated in US Dollars)
				Deficit
				accumulated
	Common stock		Additional	during the	Total
	-----------------------------		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity/(deficit)
	-----------	-----------	-----------	-------------	--------------

Balance at June 15, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
June 20, 2007	10,000,000	10,000	-	-	10,000

Sale of shares for cash at $0.01
per share July 15, 2007	1,000,000	1,000	9,000	-	10,000

Net loss	-	-	-	(16,317)	(16,317)
	---------------	---------------	---------------	---------------	--------------

Balance at September 30, 2007	11,000,000	$11,000	$9,000	$(16,317)	$3,683

Issuance of shares for services at $0.01 per share September 26, 2008	20,000	-	200	-	200

Net profit	-	-	-	7,364	7,364
	---------------	---------------	---------------	---------------	--------------

Balance at September 30, 2008	11,020,000	$11,000	$9,200	$(8,953)	$11,247
	=========	=========	=========	=========	========

See accompanying notes to financial statements.

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FROM JUNE 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
(Stated in US Dollars)
		For the Period
	For the Year	from June 15, 2007
	Ended	(Inception) to
	September30, 2008	September 30, 2008
	-----------------------	------------------------
Cash Flows from Operating Activities:
Net Profit / (Loss)	$7,364	$(8,953)

Adjustments to Reconcile Net Profit / (Loss) to Net Cash Used
in Operating Activities:
Common Stock Issuance for Services	200	200
Changes in Assets and Liabilities:
Increase in Accounts Receivable	(16,160)	(17,592)
Increase in Prepaid Expenses	(4,597)	(4,597)
Increase in Accrued Expenses	500	2,500
Increase in Other Payable	5,000	5,000
Increase in Due to a Director	4,594	4,594
	-------------------	-------------------
Net Cash Used in Operating Activities	(3,099)	(18,848)
	-------------------	-------------------
Cash Flows from Investing Activities:	-	-
	-------------------	-------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	20,000
	-------------------	-------------------
Net Cash Provided by Financing Activities	-	20,000
	-------------------	-------------------
Net Increase / (Decrease) in Cash	(3,099)	1,152

Cash - Beginning of Period	4,251	-
	-------------------	-------------------
Cash - End of Period	$1,152	$1,152
	============	============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
	============	============
Income Taxes Paid	$-	$-
	============	============

See accompanying notes to financial statements.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
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

As of September 30, 2008, the Company has generated revenue of $37,828 and has incurred an accumulated deficit since inception totaling $8,953 at September 30, 2008 and its current assets exceed its current liabilities by $11,247, which may not be sufficient to pay for the operating expenses in the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
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

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
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

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
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

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees"(APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. The Company has not issued any stock or share based payments since its inception.

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

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements"("SAB 104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

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

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (Continued)

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of "plain vanilla" options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company ' s consolidated financial statements.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations ". SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on the Company's financial statements.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
4	COMMON STOCK

On June 20, 2007, the Company issued 10,000,000 shares of the Company at $0.001 per share for cash proceeds of $10,000, of which 4,500,000 shares were issued to the President of the Company for $4,500.

On July 15, 2007, the Company issued 1,000,000 shares of the Company at $0.01 per share for cash proceeds of $10,000.

The Company filed a SB-2 Registration Statement with the United States Securities and Exchange Commission to register 3,590,000 shares of common stock held by existing shareholders for resale at $0.02 per share for gross proceeds of $71,800. The Company will not receive any proceeds with respect to the resale of shares held by existing shareholders. This SB-2 registration statement became effective on November 20, 2007.

On September 26, 2008, the Company issued 20,000 shares of the Company to Stephen J. Fryer for services at $0.01 per share for $200.
5	RELATED PARTY TRANSACTIONS

For the year ended September 30, 2008 and for the period from June 15, 2007 (date of inception) to September 30, 2008, the President received $12,000 and $12,000 respectively for his services as consultant to the Company.

During the period from June 15, 2007 (date of inception) to September 30, 2008 the Director subscribed for 4,500,000 shares in the Company at $0.001 per share for a total amount of $4,500.
As of September 30, 2008 and 2007, the amount due to a director was $4,594 and nil, respectively. The amount due to a director is unsecured, non-interest bearing and payable on demand.
During the year, the Company has paid off the principal amount of the shareholder's loan. As of September 30,2008 the outstanding interest amount from shareholder's loan was $400.

ASIARIM CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
6	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $8,953, which commence expiring in 2025. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company is subject to United States income taxes at an approximately rate of 35%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company's income tax expense is as follows.

September 30
2008
$

Net Loss	8,953
Expected Statutory Tax Rate	35%
3,133
Valuation Allowance	(3,133)
Income Tax expense (recovery)	-

Significant components of the Company's deferred tax assets as of September 30, 2008 are as follows:
$
US net operating loss carryforwards	3,133
Valuation Allowance	(3,133)
Net Deferred Tax Assets	-

Exhibit 31
Rule 13a-14(a)/15d-14(a)
Certification of Chief Executive Officer and Chief Financial Officer of the Company
I, HO Te Hwai, certify that:
1. I have reviewed this annual report on Form 10-K of Asiarim Corporation;

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
Date: January 2, 2009
/s/ HO Te Hwai
-----------------------
Ho Te Hwai
Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Asiarim Corporation a Nevada corporation (the "Company") on Form 10-K for the year ending September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), HO Te Hwai, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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
January 2, 2009