Form 10-Q
period 2008-12-31
ASIARIM CORP
filed 2009-02-12
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

Yes [ x ] No [   ]

Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of"large accelerated filer," "accelerated filer" and"small reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer  [   ] Accelerated Filer [   ] Non-Accelerated Filer [   ] Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ x ] No [   ]

The number of common equity shares outstanding as of January 31, 2009 was 11,020,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheet  -  December 31, 2008 (Unaudited)
		3

Condensed Statements of Operations  -  Three Months ended December 31, 2008 and from June 15, 2007 (Inception) to December 31, 2008 (Unaudited)
		4

Condensed Statement of Stockholders' Equity / (Deficit)   -  From June 15, 2007 (Inception) to December 31, 2008 (Unaudited)
		5

Condensed Statements of Cash Flows  -  Three Months ended December 31, 2008 and from June 15, 2007 (Inception) to December 31, 2008 (Unaudited)
		6

Notes to Condensed Financial Statements
		7-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3	Defaults Upon Senior Securities	22

Item 4	Submission of Matters to a Vote of Security Holders	22

Item 5	Other Matters	22

Item 6.	Exhibits	22

		23
SIGNATURES

PART I - FINANCIAL INFORMATION

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
AS AT DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)
	Note	December 31, 2008	September 30, 2008
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$5,802	$1,152
Accounts receivable		17,092	17,592
Prepaid expenses		-	4,597
		--------------------	-------------------
Total assets		$22,894	$23,341
		============	===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Other payable		$-	$5,000
Accrual expenses		4,861	2,500
Amount due to a director		10,594	4,594
		-------------------	-------------------
Total current liabilities		15,455	12,094
		-------------------	-------------------

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized; 11,020,000 shares issued and outstanding		11,000	11,000
Additional paid up capital		9,200	9,200
Deficit accumulated during the development stage		(12,761)	(8,953)
		-------------------	-------------------
Total stockholders' equity		7,439	11,247
		-------------------	-------------------
Total liabilities and stockholders' equity		$22,894	$23,341
		============	===========

See accompanying notes to the financial statements

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008
AND FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)
		For the Period
	For the Three	from June 15,
	Months Ended	2007 (Inception)
	December 31,	to December 31,
	2008	2008
	----------------------	----------------------

Net Revenues	$7,500	$46,760
Cost of Revenues	3,000	15,000
	----------------------	----------------------
Gross Profits	4,500	31,760

Other General and Administrative Expenses	8,307	44,119
	----------------------	----------------------
Loss from Operations	(3,807)	(12,359)

Other Expenses
Interests	1	402
	----------------------	----------------------
Net Loss	$(3,808)	$(12,761)
	=============	=============

Weighted Average Basic and Diluted Shares Outstanding	11,020,000	10,861,805
	=============	=============

Profit/ (Loss) Per Share - basic and diluted	$0.00	$(0.00)
	=============	=============

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the financial statements

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIT)
FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)
				Deficit
				accumulated
	Common stock		Additional	during the	Total
	--------------------------------		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity/(deficit)
	----------------	----------------	----------------	----------------	---------------
Balance at June 15, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
June 20, 2007	10,000,000	10,000	-	-	10,000

Sale of shares for cash at $0.01
per share - July 15, 2007	1,000,000	1,000	9,000	-	10,000

Net loss	-	-	-	(16,317)	(16,317)
	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2007	11,000,000	$11,000	$9,000	$(16,317)	$3,683

Issuance of shares for services at $0.01 per share - September 26, 2008	20,000	-	200	-	200
Net profit	-	-	-	7,364	7,364
	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2008	11,020,000	$11,000	$9,200	$(8,953)	$11,247

Net loss	-	-	-	(3,808)	(3,808)
	----------------	----------------	----------------	----------------	---------------

Balance at December 31, 2008	11,020,000	$11,000	$9,200	$(12,761)	$7,439
	=========	=========	=========	=========	========

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND FROM JUNE 15, 2007 (INCEPTION) TO DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)
		For the Period
	For the Three	from June 15, 2007
	Months Ended	(Inception) to
	December 31, 2008	December 31, 2008
	-----------------------	------------------------

Cash Flows from Operating Activities:
Net Loss	$(3,808)	$(12,761)

Common stock issuance for services	-	200

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Changes in Assets and Liabilities:
Decrease / (Increase) in Accounts Receivable	500	(17,092)
Decrease in Prepaid Expenses	4,597	-
Increase in Accrued Expenses	2,361	4,861
Decrease in Other payable	(5,000)	-
Increase in Due to a Director	6,000	10,594
	-------------------	-------------------

Net Cash Used in Operating Activities	4,650	(14,198)
	-------------------	-------------------

Cash Flows from Investing Activities:	-	-
	-------------------	-------------------

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	20,000
	-------------------	-------------------
Net Cash Provided by Financing Activities	-	20,000
	-------------------	-------------------
Increase in Cash	4,650	5,802

Cash - Beginning of Period	1,152	-
	-------------------	-------------------
Cash - End of Period	$5,802	$5,802
	============	============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$1	$402
	============	============
Income Taxes Paid	$-	$-
	============	============

See accompanying notes to the financial statements

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)

1.	ORGANIZATION

Asiarim Corporation (the "Company") is a Nevada corporation, incorporated on June 15, 2007. The Company is currently a development stage enterprise, as defined by Statement of Financial Accounting Standard ("SFAS") NO. 7"Accounting and Reporting for Enterprises in the Development Stage". The Company's office is located in Hong Kong, China and its principal businesses are to provide business consulting services and the manufacture and sale of consumer electronic products.

As of December 31, 2008, the Company has commenced its operations in the business consulting services and has recorded revenue. Subsequent to the balance sheet date, on January 5, 2009 the Company entered into a joint venture agreement to manufacture, distribute and sale of certain computer products under the brand name of"Commodore". The consumer electronics business is expected to commence in February 2009.

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

As of December 31, 2008, the Company has generated modest revenue and has incurred an accumulated deficit since inception totaling $12,761 at December 31, 2008 and its current assets exceed its current liabilities by $7,439. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2008. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2008 included in the Company Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full year.

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008
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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128."Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per Share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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
Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") NO. 98-1,"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO.00-2,"Accounting for Website Development Costs".

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008
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

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS no. 52"Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Hong Kong dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25,"Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. The Company has not issued any stock or share based payments since its inception.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104,"Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements

In February 2007, FASB issued Statement of Financial Accounting Standards No. ("SFAS") 159,"The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning on January 1, 2008. The Company does not anticipate that the adoption of this standard will have a material impact on these consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of"plain vanilla" options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company's consolidated financial statements.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008
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
As of December 31, 2008, the Company has 75,000,000 shares authorized and 11,020,000 shares issued and outstanding. There were no shares issued during the three months ended December 31, 2008.
5.	RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2008 and for the period from June 15, 2007 (date of inception) to December 31, 2008, the President received $3,000, and $15,000 respectively for his services as consultant to the Company.

During the period from June 15, 2007 (date of inception) to December 31, 2008 the Director subscribed for 4,500,000 shares in the Company at $0.001 per share for a total amount of $4,500.

As of December 31, 2008 and September 30, 2008, the amount due to a director was $10,594 and $4,594, respectively. The amount due to a director is unsecured, non-interest bearing and payable on demand.

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)

6.	SUBSEQUENT EVENTS

On January 5, 2009 the Company entered into a joint venture agreement with CIC EUROPE HOLDING B.V., a subsidiary of Commodore International Corporation ("CIC") to form a 50/50 joint venture company named Commodore Asia Holdings Limited ("CAH") to facilitate the manufacturing and distribution of computer products under the brand name of"Commodore" for the territories of Asia and Africa. Under the terms of the joint venture agreement and exclusive trademark license agreement, CIC will contribute the exclusive license brand to Asia and Africa for a period of 5 years plus an automatic extension of a further 5 years, and the Company will contribute up to a maximum of USD7 million. CIC shall also have the right to exchange its 50% interests in the joint venture for 50% interests in the Company, subject to the joint venture company achieving certain sales conditions. The joint venture company shall be responsible for providing sourcing and development of new products for CIC and its affiliates worldwide, and the market and distribution of Commodore branded products in Asia and Africa. In the opinion of the directors of the Company, CAH is considered a subsidiary of the Company as it has the control over the board of CAH.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Form 10-Q, references to the "Company," "we," "our" or "us" refer to Asiarim Corporation, unless the context otherwise indicates.
Forward-Looking Statements

This Current Quarterly Report contains forward-looking information. Forward-looking information includes statements relating to future actions, acceptance in the marketplace of our products, payment of our outstanding obligations, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a"safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

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

Overview

Asiarim Corporation, a Nevada Corporation, was formed on June 15, 2007. We are a development stage company, which have generated a modest revenue of $46,760 from incept to December 31, 2008. We were formed to be a business consulting firm with a mission to provide business consulting services (i.e. strategic business planning and management consulting, etc.) to small domestic companies as well as to assist"small to medium" sized companies in the Asia Pacific Region, particularly in China, to establish a business presence in the United States. The Company also provides a range of electronic document conversion (EDGARizing) service for companies and individuals that need to file periodically with the SEC EDGAR system. In January 2009, the Company entered into an agreement to manufacture and sale of Commodore branded products. The Company expects that the business operations for the manufacturing and sales of Commodore products will commence within 6 months.

Consulting Service
In general, our work and planned work are in two categories:
Companies in North America

Our target market for companies located in North America is very small to medium sized companies. We will not concentrate on any particular industry or limit ourselves to any geographic area. If necessary, we will team up with other consultants if an engagement requires knowledge or resources that we do not have.

We will work with these companies in several areas:
*	Establish or modify a basic business plan;
*	Assist in developing a basic accounting system;
*	Develop a cost effective strategy to accomplish operating requirements;
*	Develop effective arrangements with vendors/subcontractors;
*	Assist in establishing a Web site and effective use of the Internet; and
*	Plan an advertising campaign.
We will seek North American clients from leads developed and referral derived from contacts of our President.
Companies in the Asia Pacific Region

We will seek clients through the business contacts of our President in the Asia Pacific Region (i.e. China, Hong Kong and Singapore, etc.). Our emphasis will be to assist these clients to establish an effective business presence in the United States so that they will be in a position to avail themselves of consumer and financial markets. In most cases, we are and will be a part of a team of independent contractors which, in total, can provide a wide range of services and knowledge to these clients. The team includes multiple nationals from their native countries to develop variety languages and social comfort to the clients.

Our portion of the work will generally be helping clients clearly identify the goals that they want to achieve, assist them in establishing a budget to accomplish the identified tasks and then identify a team of experts to assist in the project. Throughout the project, we coordinate the efforts of team members, many of which we have identified and recommended to the clients, and to keep all parties involved aware of the project's status. Our fees are earned by functioning in a team coordinator/leader role on these engagements in a manner similar to a general contractor.

We will earn revenues by charging our clients a consulting fee. The amount of our consulting fee and the terms of its payment will be negotiated with each client and depend upon our agreement reached with each client. Accordingly, our consulting fees may differ from client to client, depending on the range and difficulty of the services provided to our clients and other relevant factors. Additionally, our consulting fee may be charged as an hourly fee or as a flat fee per project. Generally, our consulting fee will be paid in cash or by check, but we may also accept payment of our consulting fee by the issuance to us of securities of our clients, including common stock or preferred stock.

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

We earn our revenues in accordance with our pre-set price schedule which is posted in our website. Our pricing method is based on the usual market practice and we believe it is very competitive in the industry.

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

Once clients are secured, we intend to hire qualified consultants to work for us on specific projects on an"as needed" basis.

Consumer Electronics Business
In January 2009, the Company entered into an agreement to manufacture and distribute Commodore branded consumer electronics products in Asia and Africa.

The Company will set up the corporate structure and the business operations within the next 6 months. The Company's immediate tasks are to 1) set up the manufacturing operations with our manufacturing partners; 2) set up the worldwide sales fulfillment process 3) open select markets in Asia and Africa; and 4) introduce new line of consumer electronic products in the Multimedia Internet Device category.

Our business will be divided into 3 segments: Product Development and Manufacturing, Media Content and Brand Distribution in Asia and Africa.
Product Development and Manufacturing

Our initial product will be Netbooks which are low costs, scale down notebook computers for users to retrieve emails, to browse the internet and to perform simple tasks. The Netbook is categorized as part of the Multimedia Internet Device ("MID"), which is a new category of devices specifically designed to connect with the internet. We expect to work with product developers and come up with a range of internet devices.

Media Content

In line with the worldwide strategy for Commodore branded products, we will roll out Asian based content from our content portal  -  www.commodoreworld.com. All our MIDs will be equipped with a hotkey for a one touch linkup. Our MID customers will be offered free personal virtual storage locker to keep all their digital files, including but not limited to, online entertainment files.

Brand Distribution in Asia and Africa

The Company will actively market the Commodore branded products in Asia and Africa. The current product line is Multimedia Internet Devices ("MID") which serves well in respect of the 4,731 million internet users in Asia and Africa altogether. The Company will identify local partners in each significant market to work with us to develop the brand name and image.

The above business segments will be developed in various stages and priority according to the financial resources available to the Company.
General

We do not have sufficient capital to operate our business and will require additional funding to support operations throughout the next twelve months. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

Plan of Operation

We have had modest revenues since our inception, June 15, 2007. Over the next twelve months, we intend to continue our marketing efforts to promote our consulting services to small to medium sized companies in North America and in the Asia pacific Region, including assisting companies to establish a business presence in the United States. More over, we will work with and as a part of a group of other independent consultants in engagements involving our clients.

Our marketing strategy will be to promote our services and products on our website. We will first focus on finish developing our website at www.asiarim.net. Once complete, we anticipate that the website will be expanded to provide consultation information to small to medium size businesses and information on current industry and market trends and events. Our objective is to complete the development of our website by mid 2009 subject to available resources.

Our other marketing initiatives will include the marketing on the web and placement of print advertisements in small business, entrepreneurial magazines; and entering into relationships with other website providers to increase awareness of our consulting services to Internet business consumers.

Once clients are secured, we intend to hire qualified consultants to work for us on specific projects on an"as needed" basis.

Subsequent to the balance sheet date, on January 5, 2009 the Company entered into an agreement to manufacture and sale of Commodore branded products as more fully described in note 6 to the financial statements. The Company will be actively setting up the business operations for this business in the coming 12 months. We expect to formally set up the corporate structure as well as getting key operation personnel in all facets of our operations including finance, marketing, manufacturing, new product development and customer services. We will need to raise adequate funds in order to implement the plans for the new manufacturing and sales business of the Commodore line of consumer electronic products.

Results of Operations
FOR THE THREE MONTHS PERIOD ENDED DECEMBER 31, 2008 AND FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO DECEMBER 31, 2008
REVENUES

The Company has realized revenue of $7,500 for the three months period ended December 31, 2008. The Company incurred a cost of revenue of $3,000, achieving a gross profit of $4,500 for the three months period ended December 31, 2008. We hope to generate additional revenue when we receive more contracts.

For the period from June 15, 2007 (date of inception) to December 31, 2008, the Company realized revenue of $46,760, incurred a cost of revenue of $15,000 and achieved a gross profit of $31,760.

OPERATING EXPENSES

For the three months period ended December 31, 2008, our gross profit was $4,500 and our total operating expenses were $8,307, all of which were selling, general and administrative expenses and had $1 in interest expenses. Our net loss to our shareholders for the three months period ended December 31, 2008 was $3,808.

For the period from June 15, 2007 (date of inception) to December 31, 2008, the accumulated gross profit was $31,760, the total operating expenses was $44,119 which was all selling, general and administrative expenses and had $402 in interest expenses and resulting in an accumulated net loss to our shareholders of $12,761.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of December 31, 2008, we had $5,802 in cash. We expect to incur a minimum of $10,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $3,000 in website development; $3,000 in other marketing expenses, and $4,000 in general administrative expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital.

Subsequent to the balance sheet date, on January 5, 2009 the Company entered into an agreement to manufacture and sale of Commodore branded products as more fully described in note 6 to the financial statements. Under the agreement, the Company will be required to raise up to $7 million for the business operations of the joint venture.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended September 30, 2008 regarding concerns about our ability to continue as a going concern. During the quarter ended December 31, 2008 the Company had modest revenues of $7,500 and incurred a net loss of $3,808; and an accumulated net loss of $12,761 for the period from June 15, 2007 (inception) to December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding new clients to our customer base and entering into new profitable businesses. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount sand classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer have reviewed the effectiveness of our"disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(e) and 15d-14(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2008.
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
Dated: February 12, 2009

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

4. The registrant 's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Dated: February 12, 2009 /s/ Te Hwai Ho Te Hwai Ho (Chief Financial Officer and Chief Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asiarim Corporation a Nevada corporation (the "Company") on Form 10-Q for the three months period ending December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Te Hwai Ho, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: February 12, 2009 /s/ Te Hwai Ho Te Hwai Ho (Chief Financial Officer and Chief Executive Officer)