Form 10-Q
period 2009-03-31
ASIARIM CORP
filed 2009-05-19
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Yes [   ] No[ x ]

The number of common equity shares outstanding as of April 30, 2009 was 11,020,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet - March 31, 2009 (Unaudited)	3

	Consolidated Statements of Operations - Three Months and Six Months ended March 31, 2009 and from June 15, 2007 (Inception) to March 31, 2009 (Unaudited)	4

	Consolidated Statement of Stockholders' Equity / (Deficit) - From June 15, 2007 (Inception) to March 31, 2009 (Unaudited)	5

	Consolidated Statements of Cash Flows - Six Months ended March 31, 2009 and from June 15, 2007 (Inception) to March 31, 2009 (Unaudited)	6

	Notes to Consolidated Financial Statements	7-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3	Defaults Upon Senior Securities	22

Item 4	Submission of Matters to a Vote of Security Holders	22

Item 5	Other Matters	22

Item 6.	Exhibits	22

SIGNATURES		23

PART I - FINANCIAL INFORMATION

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS AT MARCH 31, 2009 AND SEPTEMBER 30, 2008
(UNAUDITED)
(Stated in US Dollars)

	Note	March 31, 2009	September 30, 2008
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$5,692	$1,152
Accounts receivable		69,848	17,592
Prepaid expenses		-	4,597
		--------------------	-------------------
Total assets		$75,540	$23,341
		==========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Other payable		$17,505	$5,000
Account payable		50,256	-
Accrual expenses		5,446	2,500
Amount due to a director		16,151	4,594
		-------------------	-------------------
Total current liabilities		89,358	12,094
		-------------------	-------------------

Minority Interest		(9,406)	-

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,020,000 shares issued and outstanding		11,000	11,000
Additional paid up capital		9,200	9,200
Deficit accumulated during the development stage		(24,612)	(8,953)
		-------------------	-------------------
Total stockholders' (deficit) / equity		(4,412)	11,247
		-------------------	-------------------
Total liabilities and stockholders' equity		$75,540	$23,341
		==========	=========

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2009
AND FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)

			For the Period
	For the Three	For the Six	from June 15,
	Months Ended	Months Ended	2007 (Inception)
	March 31,	March 31,	to March 31,
	2009	2009	2009
	----------------------	----------------------	----------------------

Net Revenues	$22,483	$29,983	$69,243
Cost of Revenues	22,552	25,552	37,552
	----------------------	----------------------	----------------------
Gross Profits / (Loss)	(69)	4,431	31,691

Other General and Administrative Expenses	21,103	29,410	65,222
	----------------------	----------------------	----------------------
Loss from Operations	(21,172)	(24,979)	(33,531)

Other Expenses
Interests	85	86	487
	----------------------	----------------------	----------------------
Net loss before minority interest	(21,257)	(25,065)	(34,018)
Minority interest	9,406	9,406	9,406

Net Loss	$(11,851)	$(15,659)	$(24,612)
	=============	=============	=============

Weighted Average Basic and Diluted Shares Outstanding
	11,020,000	11,020,000	10,883,542
	=============	=============	=============

Profit/ (Loss) Per Share - basic and diluted
	$0.00	$0.00	$(0.00)
	=============	=============	=============

*	Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities.

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / (DEFICIT)
FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)

				Deficit
				accumulated
	Common stock		Additional	during the	Total
	--------------------------------		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity/(deficit)
	---------------	--------------	---------------	----------------	---------------
Balance at June 15, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
June 20, 2007	10,000,000	10,000	-	-	10,000

Sale of shares for cash at $0.01
per share - July 15, 2007	1,000,000	1,000	9,000	-	10,000

Net loss	-	-	-	(16,317)	(16,317)
	-------------	-------------	---------------	----------------	--------------

Balance at September 30, 2007	11,000,000	$11,000	$9,000	$(16,317)	$3,683

Issuance of shares for services at $0.01 per share - September 26, 2008	20,000	-	200	-	200
Net profit	-	-	-	7,364	7,364
	--------------	-------------	----------------	----------------	--------------

Balance at September 30, 2008	11,020,000	$11,000	$9,200	$(8,953)	$11,247

Net loss	-	-	-	(15,659)	(15,659)
	-------------	-------------	----------------	----------------	---------------

Balance at March 31, 2009	11,020,000	$11,000	$9,200	$(24,612)	$(4,412)
	========	=======	=========	=========	========

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND FROM JUNE 15, 2007 (INCEPTION) TO MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)

		For the Period
	For the Six	from June 15, 2007
	Months Ended	(Inception) to
	March 31, 2009	March 31, 2009
	-----------------------	------------------------

Cash Flows from Operating Activities:
Net Loss	$(15,659)	$(24,612)

Common stock issuance for services	-	200

Minority interest	(9,406)	(9,406)
Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accounts Receivable	(52,256)	(69,848)
Decrease in Prepaid Expenses	4,597	-
Increase in Accrued Expenses	2,946	5,446
Decrease in Other payable	12,505	17,505
Increase in Due to a Director	11,557	16,151
Increase in Account payable	50,256	50,256
	-------------------	-------------------

Net Cash Used in Operating Activities	4,540	(14,308)
	-------------------	-------------------

Cash Flows from Investing Activities	-	-
	-------------------	-------------------

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	20,000
	-------------------	-------------------
Net Cash Provided by Financing Activities	-	20,000
	-------------------	-------------------
Increase in Cash	4,540	5,692

Cash - Beginning of Period	1,152	-
	-------------------	-------------------
Cash - End of Period	$5,692	$5,692
	=============	=============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$86	$487
	=============	=============
Income Taxes Paid	$-	$-
	=============	=============

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)

1.	ORGANIZATION

Asiarim Corporation (the "Company") is a Nevada corporation, incorporated on June 15, 2007. The Company is currently a development stage enterprise, as defined by Statement of Financial Accounting Standard ("SFAS") NO. 7" Accounting and Reporting for Enterprises in the Development Stage". The Company's office is located in Hong Kong, China and its principal businesses are to provide business consulting services and the manufacture and sale of consumer electronic products.

The Company has commenced its operations in the business consulting services and has recorded revenue. On January 5, 2009 the Company entered into a joint venture agreement to manufacture, distribute and sale of certain computer products under the brand name of "Commodore".

2.	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of March 31, 2009, the Company has generated revenues of $69,243 since inception, and has incurred an accumulated deficit since inception totaling $24,612 at March 31, 2009 and its total liabilities exceed its totall assets by $4,412. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

Principals of Consolidation

The consolidated financial statements for the three months and six months ended March 31, 2009 include the financial statements of the Company and a 50% subsidiary Commodore Asia Holdings Limited ("CAHL") and its 100% holding in Commodore Electronics Limited ("CEL"). CAHL and CEL are considered subsidiary companies of the Company because the Company controls the board of directors of CAHL and CEL. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.

	Place of	Attributable
Name of Company	Incorporation	Interest

Commodore Asia Holdings Limited	Hong Kong	50%*
Commodore Electronics Limited	Hong Kong	50%**

* held directly by the Company ** held indirectly by the Company

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

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009
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

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009
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

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009
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

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009
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

As of March 31, 2009, the Company has 75,000,000 shares authorized and 11,020,000 shares issued and outstanding. There were no shares issued during the three months ended March 31, 2009.

5.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009 and for the period from June 15, 2007 (date of inception) to March 31, 2009, the President received $3,000, and $18,000 respectively for his services as consultant to the Company.

During the period from June 15, 2007 (date of inception) to March 31, 2009 the Director subscribed for 4,500,000 shares in the Company at $0.001 per share for a total amount of $4,500.

As of March 31, 2009 and September 30, 2008, the amount due to a director was $16,151 and $4,594, respectively. The amount due to a director is unsecured, non-interest bearing and payable on demand.

ASIARIM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)

6.	INCOME TAXES

No provision was made for income tax for the period from June 15, 2007 (Inception) to March 31, 2009 as the Company and its subsidiary had operating losses. In the period ended March 31, 2009, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $15,206 and $9,406, respectively. Total net operating losses carried forward at March 31, 2009, (i) for Federal and State purposes were $15,206 and $15,206, respectively and (ii) for its entities outside of the United States were $9,406 for the period ended March 31, 2009. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of March 31, 2009 was approximately $3,927 of which $2,281 was for US federal income tax and $1,646 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:

March 31, 2009
$
United States federal income tax rate	15%

Valuation allowance-US federal income tax	(15%)
---------------
Provision for income tax	-
============
Hong Kong statutory rate	17.5%

Valuation allowance Hong Kong Rate	(17.5%)
---------------
Provision for income tax	-
============

7.	COMMITMENTS

A subsidiary company has commitments to purchase manufacturing molds for making Ultra Mobile Personal Computers for a total amount of $120,000 if there are insufficient manufacturing orders to cover the costs of these molds. At the date of this report, the management considers that there will be sufficient orders in the coming 12 months to cover the costs of such molds from the manufacturers.

On January 5, 2009 the Company entered into a joint venture agreement with CIC Europe Holding B.V., a subsidiary of Commodore International Corporation ("CIC") to form a 50/50 joint venture company named Commodore Asia Holdings Limited ("CAH") to facilitate the manufacturing and distribution of computer products under the brand name of "Commodore" for the territories of Asia and Africa. Under the terms of the joint venture agreement the Company will contribute up to a maximum of USD 7 million in accordance to the sales orders and business plans. CIC shall also have the right to exchange its 50% interests in the joint venture for 50% interests in the Company, subject to the joint venture company achieving certain sales conditions.

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

Overview

Asiarim Corporation, a Nevada Corporation, was formed on June 15, 2007. We are a development stage company, which have generated revenues of $69,243 from inception to March 31, 2009. We were originally formed to be a business consulting firm with a mission to provide business consulting services (i.e. strategic business planning and management consulting, etc.) to small domestic companies as well as to assist "small to medium" sized companies in the Asia Pacific Region, particularly in China, to establish a business presence in the United States. The Company also provides a range of electronic document conversion (EDGARizing) service for companies and individuals that need to file periodically with the SEC EDGAR system. In January 2009, the Company entered into an agreement to manufacture and sale of Commodore branded products. The Company has commenced purchasing and sale of samples of Commodore products in this quarter just then ended. The Company expects commercial sales will commence within the upcoming quarter.

Consulting Service

The financial meltdown of the global economy has put many businesses in a very conservative operational outlook for 2009-10. This has affected the overall business outlook in the management consultancy businesses in the next year. Thus we will continue to seek businesses opportunities in a tightening market.

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

In the Asia Pacific Region, our emphasis will be to assist these clients to establish an effective business presence in the United States so that they will be in a position to avail themselves of consumer and financial markets. In most cases, we are and will be a part of a team of independent contractors which, in total, can provide a wide range of services and knowledge to these clients. The team includes multiple nationals from their native countries to develop variety languages and social comfort to the clients.

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

We will strive to offer our clients the most technological EDGAR filing methods available. Our EDGAR Filing Service will provide complete EDGAR conversion services and is available 24 hours a day, 7 days a week. We will offer all aspects of EDGAR I and II (ASCII & HTML) conversion and filings. We will market our service by word of mouth or on our website at www.asiarim.net .

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

Consumer Electronics Business

On January 5, 2009 the Company entered into a joint venture agreement with CIC EUROPE HOLDING B.V., a subsidiary of Commodore International Corporation ("CIC") to form a 50/50 joint venture company named Commodore Asia Holdings Limited ("CAH") to facilitate the manufacturing and distribution of computer products under the brand name of "Commodore" for the territories of Asia and Africa. Under the terms of the joint venture agreement and exclusive trademark license agreement, CIC will contribute the exclusive license brand to Asia and Africa for a period of 5 years plus an automatic extension of a further 5 years, and the Company will contribute up to a maximum of USD7 million. CIC shall also have the right to exchange its 50% interests in the joint venture for 50% interests in the Company, subject to the joint venture company achieving certain sales conditions. The joint venture company shall be responsible for providing sourcing and development of new products for CIC and its affiliates worldwide, and the market and distribution of Commodore branded products in Asia and Africa.

The Company has started setting up the corporate structure and the business operations and expects another 6 months to complete the process. The Company intends to 1) set up the manufacturing operations with our manufacturing partners; 2) set up the worldwide sales fulfillment process 3) open select markets in Asia and Africa; and 4) introduce new line of consumer electronic products in the Multimedia Internet Device category.

Our business will be divided into 3 segments: Product Development and Manufacturing, Media Content and Brand Distribution in Asia and Africa.

Product Development and Manufacturing

Our initial product will be Ultra Mobile Personal Computers ("UMPC") which are low costs, scale down notebook computers for users to retrieve emails, to browse the internet, use the multi-media purposes, and to perform simple tasks. The UMPC is categorized as part of the Multimedia Internet Device ("MID"), which is a new category of devices specifically designed to connect with the internet. We expect to work with product developers and come up with a range of internet devices.

Media Content

In line with the worldwide strategy for Commodore branded products, we will roll out Asian based content from our content portal - www.commodoreworld.com . All our MIDs will be equipped with a hotkey for a one touch linkup. Our MID customers will be offered free personal virtual storage locker to keep all their digital files, including but not limited to, online entertainment files. We expect to commence activities in the Media Content in the next 6 months.

Brand Distribution in Asia and Africa

The Company will actively market the Commodore branded products in Asia and Africa. The current product line is Multimedia Internet Devices ("MID") which serves well in respect of the 4,731 million internet users in Asia and Africa altogether. The Company will identify local partners in each significant market to work with us to develop the brand name and image. We expect to sign up at least one regional distributor in the upcoming quarter.

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

Results of Operations

FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED MARCH 31, 2009 AND FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO MARCH 31, 2009.

REVENUES

The Company has realized revenue of $22,483 for the three months period ended March 31, 2009. The Company incurred a cost of revenue of $22,552, achieving a gross loss of $69 for the three months period ended March 31, 2009. We hope to generate additional revenue when we receive more contracts.

The Company has realized revenue of $29,983 for the six months period ended March 31, 2009. The Company incurred a cost of revenue of $25,552, achieving a gross profit of $4,431 for the six months period ended March 31, 2009. We hope to generate additional revenue when we receive more contracts.

For the period from June 15, 2007 (date of inception) to March 31, 2009, the Company realized revenue of $69,243, incurred a cost of revenue of $37,552 and achieved a gross profit of $31,691.

OPERATING EXPENSES

For the three months period ended March 31, 2009, our gross loss was $69 and our total operating expenses were $21,103, all of which were selling, general and administrative expenses, $85 in interest expenses and loss attributable to minority interest of $9,406,. Our net loss to our shareholders for the three months period ended March 31, 2009 was $11,851.

For the six months period ended March 31, 2009, our gross profit was $4,431and our total operating expenses were $29,410, all of which were selling, general and administrative expenses, $86 in interest expenses and loss attributable to minority interest of $9,406. Our net loss to our shareholders for the six months period ended March 31, 2009 was $15,659.

For the period from June 15, 2007 (date of inception) to March 31, 2009, the accumulated gross profit was $31,691, the total operating expenses was $65,222 which was all selling, general and administrative expenses, $487 in interest expenses and loss attributable to minority interest of $9,406 and resulting in an accumulated net loss to our shareholders of $24,612.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of March 31, 2009, we had 5,692 in cash. We expect to incur a minimum of $500,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $300,000 in product development, $10,000 website development; $70,000 in marketing expenses, and $120,000 in general administrative expenses such as for salaries, corporate, legal and accounting fees, office overhead and general working capital.

On January 5, 2009 the Company entered into an agreement to manufacture, source, and sale of Commodore branded products as disclosed on the 8K filing. Under the agreement, the Company will be required to raise up to $7 million for the business operations of the joint venture in accordance with the sales orders and business plans.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended September 30, 2008 regarding concerns about our ability to continue as a going concern. During the quarter ended March 31, 2009 the Company had modest revenues of $22,483 and incurred a net loss of $11,851; and an accumulated net loss of $24,612 for the period from June 15, 2007 (inception) to March 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding new clients to our customer base and entering into new profitable businesses. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount sand classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Off-Balance Sheet Arrangements:

Other than as disclosed in the financial statements, the Company has no off-balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer have reviewed the effectiveness of our" disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(e) and 15d-14(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2009.

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
Dated: May 19, 2009
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

4. The registrant 's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant 's internal control over financial reporting that occurred during the registrant 's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Dated: May 19, 2009 /s/ Te Hwai Ho Te Hwai Ho (Chief Financial Officer and Chief Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asiarim Corporation a Nevada corporation (the "Company") on Form 10-Q for the six months period ending March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Te Hwai Ho, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: May 19, 2009 /s/ Te Hwai Ho Te Hwai Ho (Chief Financial Officer and Chief Executive Officer)