Form 10-Q
period 2009-06-30
ASIARIM CORP
filed 2009-08-07
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Yes [   ] No [ x ]

The number of common equity shares outstanding as of July 31, 2009 was 11,020,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet - June 30, 2009 (Unaudited) and September 30, 2008	3

	Consolidated Statements of Operations - For The Three Months and Nine Months ended June 30, 2009 and 2008 (Unaudited)	4

	Consolidated Statement of Stockholders' (Deficit) / Equity - From June 15, 2007 (Inception) to June 30, 2009 (Unaudited)	5

	Consolidated Statements of Cash Flows - For The Nine Months ended June 30, 2009 and 2008 (Unaudited)	6

	Notes to Consolidated Financial Statements	7-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3	Defaults Upon Senior Securities	22

Item 4	Submission of Matters to a Vote of Security Holders	22

Item 5	Other Matters	22

Item 6.	Exhibits	22

SIGNATURES		23

PART I - FINANCIAL INFORMATION

ASIARIM CORPORATION
CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2009 AND SEPTEMBER 30, 2008
(UNAUDITED)
(Stated in US Dollars)

	Note	June 30, 2009	September 30, 2008
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$8,898	$1,152
Accounts and other receivable		71,248	17,592
Inventory		1.841	-
Prepaid expenses		-	4,597
		--------------------	-------------------
Total assets		$81,987	$23,341
		===========	==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY
Current liabilities:
Other payable		$27,517	$5,000
Accounts payable		51,360	-
Accrual expenses		8,582	2,500
Amount due to a director	5	625	4,594
		-------------------	-------------------
Total current liabilities		88,084	12,094
		-------------------	-------------------
Non-Current liabilities:

Amount due to a director	6	31,000	-
Minority Interest		(18,463)	-

Stockholders' (deficit) / equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,020,000 shares issued and outstanding
	4	11,000	11,000
Additional paid up capital		9,200	9,200
Accumulated deficits		(38,834)	(8,953)
		-------------------	-------------------
Total stockholders' (deficit) / equity		(18,634)	11,247
		-------------------	-------------------
Total liabilities and stockholders' equity		$81,987	$23,341
		===========	===========

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)
(Stated in US Dollars)

	Three months periods Ended June 30		Nine months periods Ended June 30
	------------------------------------------------		------------------------------------------------
	2009	2008	2009	2008
	----------------	----------------	----------------	----------------

Net revenue	$34,389	$21,372	$64,372	$29,328

Cost of revenue	32,962	3,000	58,514	9,000
	----------------	----------------	----------------	----------------
Gross profit	1,427	18,372	5,858	20,328

Other general and administrative expenses	24,706	1,483	54,116	13,909
	----------------	----------------	----------------	----------------
(Loss) / Profit from operations	(23,279)	16,889	(48,258)	6,419

Other expenses
Interest expenses	-	200	86	200
	----------------	----------------	----------------	----------------
Net (Loss) / Profit before minority interests	(23,279)	16,689	(48,344)	6,219

Minority interest	9,057	-	18,463	-
	----------------	----------------	----------------	----------------
Net (Loss) / Profit	$(14,222)	$16,689	$(29,881)	$6,219
	===========	===========	===========	===========

Weighted average basic and diluted share outstanding *	11,020,000	11,000,000	11,020,000	11,000,000
	===========	===========	===========	===========
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
	===========	===========	===========	===========
*	Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities.

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) / EQUITY
FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO JUNE 30, 2009
(UNAUDITED)
(Stated in US Dollars)

	Common stock		Additional		Total
	--------------------------------		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	Deficits	equity/(deficit)
	------------	-------------	--------------	---------------	---------------
Balance at June 15, 2007(inception)	-	$-	$-	$-	$-

Issuance of founder shares for
cash at $0.001 per share -
June 20, 2007	10,000,000	10,000	-	-	10,000
Sale of shares for cash at $0.01
per share - July 15, 2007	1,000,000	1,000	9,000	-	10,000

Net loss	-	-	-	(16,317)	(16,317)
	-------------	-------------	---------------	----------------	--------------

Balance at September 30, 2007	11,000,000	11,000	9,000	(16,317)	3,683

Issuance of shares for services at $0.01 per share - September 26, 2008	20,000	-	200	-	200
Net profit	-	-	-	7,364	7,364
	-------------	-------------	----------------	----------------	--------------

Balance at September 30, 2008	11,020,000	11,000	9,200	(8,953)	11,247

Net loss	-	-	-	(29,881)	(29,881)
	-------------	-------------	----------------	----------------	---------------

Balance at June 30, 2009	11,020,000	$11,000	$9,200	$(38,834)	$(18,634)
	========	=======	=========	=========	========

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)
(Stated in US Dollars)

	For the Nine months ended June 30
	2009	2008
	----------------------	-----------------------

Cash Flows from Operating Activities:
Net (Loss) / Profit	$(29,881)	$6,219

Minority interest	(18,463)	-
Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accounts and Other Receivable	(53,656)	(15,660)
Increase in Inventory	(1,841)	-
Decrease in Prepaid Expenses	4,597	-
Increase / (Decrease) in Accrued Expenses	6,082	(1,150)
Increase in Other Payable	22,517	-
(Decrease) / Increase in Due to a Director	(3,969)	1,192
Increase in Shareholder Loan	-	8,000
Increase in Non-Current Liabilities	31,000	-
Increase in Accounts Payable	51,360	-
	-------------------	-------------------

Net Cash Generated from / (Used in) Operating Activities	7,746	(1,399)
	-------------------	-------------------
Net Increase / (Decrease) in Cash	7,746	(1,399)

Cash - Beginning of Period	1,152	4,251
	-------------------	-------------------
Cash - End of Period	$8,898	$2,852
	============	============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$86	$200
	============	============
Income Taxes Paid	$-	$-
	============	============

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009
(UNAUDITED)
(Stated in US Dollars)

1.	ORGANIZATION

Asiarim Corporation (the "Company") is a Nevada corporation, incorporated on June 15, 2007. The Company's office is located in Hong Kong, China and its principal businesses are providing business consulting services and manufacturing and selling of consumer electronic products. During this quarter, the Company commenced commercial sales and there has been significant revenue therefrom. Since then, the Company was no longer a development stage company.

The Company has commenced its operations in the business consulting services and has recorded revenue. On January 5, 2009 the Company entered into a joint venture agreement to manufacture, distribute and sell of certain multimedia computer products under the brand name of "Commodore".

2.	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to expand operations and the attainment of profitable operations.

As of June 30, 2009, the Company has incurred an accumulated deficit since inception totaling $38,834 at June 30, 2009 and its total liabilities exceed its total assets by $18,634. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009
(UNAUDITED)
(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Principals of Consolidation

The consolidated financial statements for the three months and nine months ended June 30, 2009 include the financial statements of the Company and a 50% subsidiary Commodore Asia Holdings Limited ("CAHL") and its 100% holding in Commodore Electronics Limited ("CEL"). CAHL and CEL are considered subsidiary companies of the Company because the Company controls the board of directors of CAHL and CEL. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

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

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009
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

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009
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

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009
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

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009
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

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended June 30, 2009. This Statement is not expected to have a material impact on the Company's consolidated financial results.

In June 2009, the FASB issued SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of these standards is not expected to have any material impact on the Company's Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The adoption of these standards is not expected to have any material impact on the Company's Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this Statement is not expected to have change to the company's Consolidated Financial Statements.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009
(UNAUDITED)
(Stated in US Dollars)

4.	COMMON STOCK
As of June 30, 2009, the Company has 75,000,000 shares authorized and 11,020,000 shares issued and outstanding. There were no shares issued during the three months ended June 30, 2009.

5.	RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2009 and for the period from June 15, 2007 (date of inception) to June 30, 2009, the President received $3,000, and $21,000 respectively for his services as consultant to the Company.

During the period from June 15, 2007 (date of inception) to June 30, 2009 the Director subscribed for 4,500,000 shares in the Company at $0.001 per share for a total amount of $4,500.
As of June 30, 2009 and September 30, 2008, the amount due to a director was $625 and $4,594, respectively. The amount due to a director is unsecured, non-interest bearing and payable on demand.

6.	AMOUNT DUE TO A DIRECTOR
The long term debt owed to a director of $31,000 is non interests bearing, non secured and repayable on December 31, 2010.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009
(UNAUDITED)
(Stated in US Dollars)

7.	INCOME TAXES

No provision was made for income tax for the period from June 15, 2007 (Inception) to June 30, 2009 as the Company and its subsidiary had operating losses. In the period ended June 30, 2009, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $20,372 and $18,462, respectively. Total net operating losses carried forward at June 30, 2009, (i) for Federal and State purposes were $20,372 and $20,372, respectively and (ii) for its entities outside of the United States were $18,462 for the period ended June 30, 2009. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of June 30, 2009 was approximately $6,287 of which $3,056 was for US federal income tax and $3,231 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:

June 30, 2009
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
---------------
Provision for income tax	-
============
Hong Kong statutory rate	17.5%
Valuation allowance - Hong Kong Rate	(17.5%)
---------------
Provision for income tax	-
============

8.	COMMITMENTS

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

Overview

Corporate Overview

Asiarim Corporation, a Nevada Corporation, was formed on June 15, 2007. We have generated revenues of $103,632 from inception to June 30, 2009. We were originally formed to be a business consulting firm with a mission to provide business consulting services (i.e. strategic business planning and management consulting, etc.) to small domestic companies as well as to assist "small to medium" sized companies in the Asia Pacific Region, particularly in China, to establish a business presence in the United States. The Company also provides a range of electronic document conversion (EDGARizing) service for companies and individuals that need to file periodically with the SEC EDGAR system. In January 2009, the Company entered into an agreement to manufacture and sale of Commodore branded multimedia products. The Company had made purchasing and sale of samples of commodore products in the first quarter, and has commenced commercial sales operation for its consumer electronics since May 2009. Prior to the commencement of the commercial operations in this quarter, Asiarim was a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange of 1934, as amended (the "Exchange Act") and a "development stage company" (as defined by SFAS No.7).

Business Overview

The financial meltdown of the global economy has put many businesses in a very conservative operational outlook for 2009-10. This has affected the overall business outlook in the management consultancy businesses in the next year. Thus we will continue to seek businesses opportunities in a tightening market, but this may prove difficult. Our consulting services have seen the amount of business activities reduced this year. We will continue to pursue this business, but we are not optimistic that we will be able to expand this business in the current economic environment. We may need to focus more on our consumer electronic / branding business in the near future.

Consulting Service

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

The Company has started setting up the corporate structure and the business operations. The Company intends to 1) set up the manufacturing operations with our manufacturing partners; 2) set up the worldwide sales fulfillment process 3) open select markets in Asia and Africa; and 4) introduce new line of consumer electronic products in the Multimedia Internet Device category.

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

During this quarter, the Company has commenced selling its UMPC product, our "F' Series, in Asia. We are now working with developers / manufacturers on other products for the coming year.

Media Content

In line with the worldwide strategy for Commodore branded products, we will roll out Asian based content from our content portal   -  www.commodoreworld.com . All our MIDs will be equipped with a hotkey for a one touch linkup. Our MID customers will be offered free personal virtual storage locker to keep all their digital files, including but not limited to, online entertainment files. We expect to commence activities in the Media Content in 2010.

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

Results of Operations
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED JUNE 30, 2009 AND 2008.
REVENUES

The Company has realized revenue of $34,389 for the three months period ended June 30, 2009 and such revenue was mainly derived from the sale of computer products. The Company incurred a cost of revenue of $32,962, achieving a gross profit of $1,427 for the three months period ended June 30, 2009. For the three months period ended June 30, 2008, the Group realized revenue of $21,372 which was mainly derived from consulting services and a cost of revenue of $3,000 achieving a gross profit of $18,372. We hope to generate additional revenue as we establish additional distributors.

The Company has realized revenue of $64,372 for the nine months period ended June 30, 2009 which was mainly derived from the sale of computer products. The Company incurred a cost of revenue of $58,514, achieving a gross profit of $5,858 for the nine months period ended June 30, 2009. For the nine months period ended June 30, 2008, the Group realized revenue of $29,328 which was mainly derived from consulting services and a cost of revenue of $9,000 achieving a gross profit of $20,328.

OPERATING EXPENSES

For the three months period ended June 30, 2009, our gross profit was $1,427 and our total operating expenses were $24,706, all of which were selling, general and administrative expenses, and loss attributable to minority interest of $9,057. Our net loss to our shareholders for the three months period ended June 30, 2009 was $14,222. This is in comparison to the same period ended June 30, 2008 where our gross profit was $18,372 and our total operating expenses were $1,483, all of which were general and administration expenses. We also had $200 in interest expenses and the net profit to our shareholders was $16,689 for the three months ended June 30, 2008.

For the nine months period ended June 30, 2009, our gross profit was $5,858 and our total operating expenses were $54,116, all of which were selling, general and administrative expenses, $86 in interest expenses and loss attributable to minority interest of $18,463. Our net loss to our shareholders for the nine months period ended June 30, 2009 was $29,881. In comparison to the same period ended June 30, 2008 where our gross profit was $20,328 and our total operating expenses were $13,909 all of which were general and administration expenses. We also had $200 in interest expenses and the net profit to our shareholders was $6,219 for the nine months ended June 30, 2008.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of June 30, 2009, we had 8,898 in cash. We expect to incur a minimum of $500,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $300,000 in product development, $10,000 website development; $70,000 in marketing expenses, and $120,000 in general administrative expenses such as for salaries, corporate, legal and accounting fees, office overhead and general working capital.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended September 30, 2008 regarding concerns about our ability to continue as a going concern. During the quarter ended June 30, 2009 the Company had revenues of $34,389 and incurred a net loss of $14,222; and an accumulated net loss of $38,834 for the period from June 15, 2007 (inception) to June 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding new clients to our customer base and entering into new profitable businesses. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount sand classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2009.
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
Dated: August 7, 2009
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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: August 7, 2009 /s/ Te Hwai Ho Te Hwai Ho (Chief Financial Officer and Chief Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asiarim Corporation a Nevada corporation (the "Company") on Form 10-Q for the nine months period ending June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Te Hwai Ho, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: August 7, 2009 /s/ Te Hwai Ho Te Hwai Ho (Chief Financial Officer and Chief Executive Officer)