Form 10-K
period 2009-09-30
ASIARIM CORP
filed 2010-01-12
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

--------------------------------------------------------
Commission File Number: [ ]

ASIARIM CORPORATION
--------------------------------------------------------
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
ecurities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
-------------------------------	------------------------------------------
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $0.001 per share
---------------------------------------------------
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule405 of the Securities Act. [ ] Yes [ x ] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [ x ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ x ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant ' s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[ x ] Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [ x ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

On December 31, 2009, the number of shares held by non-affiliates of the registrant was 3,610,000 shares of common stock. There is no calculation on the aggregate market value of the voting stock held by non-affiliates at the moment, as the Company's shares have not yet traded on the Over-the-Counter Bulletin Board.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 11,020,000 as of December 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

DEFINITIONS AND CONVENTIONS
References to "China" or "PRC" refer to the Peoples' Republic of China.
References to "Common Stock" means the common stock, $0.001 par value, of Asiarim Corporation.
References to the "Commission" or "SEC" means the U.S. Securities and Exchange Commission.
References to "Company", "Asiarim", "we", "our", "Group" means Asiarim Corporation and include, unless the context requires or indicate otherwise, the operation of its subsidiaries (all hereinafter defined).
References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.

FORWARD-LOOKING STATEMENTS

This Form 10-K report contains forward-looking statements of management of the Company that are, by their nature, subject to risks and uncertainties. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. These forward-looking statements may not be realized due to a variety of factors, including without limitation:

*	The Company's ability to resist price increases from its suppliers or pass through such increases to its customers;
*	Limited access to financing or increased cost of financing resulting from the global economic downturn;
*	The Company's inability to improve and maintain effective internal controls or the failure by its personnel to comply with such internal controls;
*	The decline in consumer spending for retail products, such as the Company line of products;
*	The Company's inability to maintain its relationship with its licensees or distributors or the failure to obtain new licensees or distribution relationships on favorable terms;
*	The Company's dependence on a limited number of suppliers for its components and raw materials;
*	The failure of third party sales representatives to adequately promote, market and sell the Company's products;
*	The Company's dependence on third party manufacturers to manufacture and deliver its products;
*	The seasonality of the Company's business as well as changes in consumer spending and economic conditions;
*	The Company's inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;
*	The Company's inability to protect its intellectual property;
*	The decline in consumer spending for retail products, such as the Company line of products;
*	Changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;
*	Changes in accounting policies, rules and practices;
*	The effects of competition; and
*	The other factors listed under "Risk Factors" in this Annual Report on Form 10-K and other filings with the SEC.

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

PART I
ITEM 1. BUSINESS

Asiarim Corporation, a Nevada corporation, was formed on June 15, 2007. We were originally formed to be a business consulting firm with a mission to provide business consulting services (i.e. strategic business planning and management consulting, etc.) to small domestic companies as well as to assist "small to medium" sized companies in the Asia Pacific Region, particularly in China, to establish a business presence in the United States. The Company also offered a range of electronic document conversion service for companies and individuals that need to file periodically with the SEC EDGAR system; however in the current fiscal year, the Company has stopped its consulting services business and this filing business so that it can focus on the other businesses in the Group.

In January 2009, the Company entered into an agreement to source, manufacture, market, sale and distribute of Commodore branded products. The Company commenced purchasing and sale of samples of Commodore products at the ended March 31, 2009 and commenced commercial sales operation for its consumer electronics in May 2009.

In September 2009, the Company entered into a conditional Participation Agreement to acquire the 49% interests in the "Commodore" brand, the entire European operation of Commodore and the remaining interests of our Asian operation for a total cash consideration of up to Euro 2,000,000 and the issuance of 11,020,000 shares of the Company. This transaction would solidify all the Commodore operations worldwide under the Company. On January 6, 2010, the Company closed the transaction.

Business Overview
Business Overview - Consulting services

The financial meltdown of the global economy has put many businesses in a very conservative operation for 2009. Our management consulting business was detrimentally affected by the overall sentiments of the capital market as businesses conserved or stopped expansion or development efforts in their businesses. The Company therefore stopped its consulting services business during the current fiscal year.

In fiscal year ended September 30, 2009, we have earned $15,000 from the management consulting business. Our business methods in the consultancy services are set out below.

We targeted small to medium sized companies in North America and Asia to provide them general business consulting. We did not concentrate on any particular industry or limited ourselves to any geographic area. We did team up with other consultants if an engagement required knowledge or resources that we did not have.

We worked with the target companies in several areas:
*	Establish or modify a basic business plan;
*	Assist in developing a basic accounting system;
*	Develop a cost effective strategy to accomplish operating requirements;
*	Develop effective arrangements with vendors/subcontractors;
*	Assist in establishing a web site and effective use of the Internet for business presence and operations; and
*	Plan advertising and marketing campaign.

In Asia, our emphasis was on assisting our clients to establish an effective business presence in the United States so that they were in a position to avail themselves of consumer and financial markets. In most cases, we were a team of independent contractors providing a wide range of services and knowledge to these clients. The team included multiple nationals from their native countries to develop various languages and social comfort to the clients.

Our portion of the work was generally helping clients clearly identifying the goals that they wanted to achieve, assisting them in establishing a budget to accomplish the identified tasks and then compose a team of experts to assist in the project. Throughout the project, we coordinated with the team members whom we had identified and recommended to the clients, and to keep all involved parties aware of the project's status. Our fees were earned by functioning as a leading team coordinator on these engagements in a manner similar to a main contractor.

Business Overview - Consumer Electronics Business

On January 5, 2009 the Company entered into a joint venture agreement with CIC Europe Holding B.V., a subsidiary of Reunite Investments Inc. (formerly known as Commodore International Corporation ("CIC")) to form a 50/50 joint venture company named Commodore Asia Holdings Limited ("CAH") to facilitate the manufacturing and distribution of computer products under the brand name of COMMODORE for the territories of Asia and Africa. Under the terms of the joint venture agreement and exclusive trademark license agreement, CIC will contribute the exclusive license brand to Asia and Africa for a period of 5 years plus an automatic extension of a further 5 years, and the Company will contribute up to a maximum of $7 million. CIC shall also have the right to exchange its 50% interests in the joint venture for 50% interests in the Company, subject to the joint venture company achieving certain sales conditions. The joint venture company shall be responsible for providing sourcing and developing of new products for CIC and its affiliates worldwide, and the marketing and distributing of COMMODORE branded products in Asia and Africa.

In September 2009, the Company entered into a conditional Participation Agreement to acquire the 49% interests in the COMMODORE brand, the entire European operation of COMMODORE and the remaining interests of our Asian operation for a total cash consideration of up to Euro 2,000,000 and the issuance of 11,020,000 shares of the Company. On January 6, 2010, the Company closed this transaction, effectively solidifying the worldwide COMMODORE operation under the Company.

History
COMMODORE was a pioneer in the computer industry. The Commodore C64 was one of the most popular computer models of its time. From 1982 to 1994, 17 million units of the Commodore C64 were being sold.
The trade name COMMODORE can be dated back to 1954 and is one of the oldest and most well respected name in the consumer electronics and computer industry.
Business Segment and Development

During the fiscal year ended September 30, 2009 the Company has started setting up the corporate structure and the business operations in Asia. The Company has 1) set up the manufacturing operations with our manufacturing partners, 2) set up the sales fulfillment network with selective countries in the Asia Pacific and Africa, 3) opened selected markets in Asia and Africa and 4) introduced a new exciting line of netbook computers, notebook computers, Pen Touch computers and monitors, Pen Touch Tablet computers , Multimedia Internet Device ("MID"), and a line of entertainment devices.

With the completion of the acquisition of CIC Europe Holding B.V., we have now consolidated the worldwide operation under the Company. We plan to introduce our new line of computer and entertainment products into the USA and European markets in the first half of 2010. We will select distributors in each region and countries to represent our products. On the other side, the Asia Pacific operation expects to select distributors in Australia, Malaysia, China and select countries in Africa in the coming 3 months.

The Company has presented its products at the 2010 Consumer Electronic Show in Las Vegas with overwhelming interests from retailers and distributors. We expect to carry these interests into sales orders for the coming year. Although the computer market is extremely competitive, the COMMODORE name still carries many nostalgic memories for computer users where it represents their first computer experience. Thus we believe that our quality products and brand name will stir up the emotional response for users and choose our products over our competitors due to affiliation to the COMMODORE brand.

Our business will be divided into 3 segments: Product Development and Manufacturing, Media Content and Brand Licensing & Distribution.
Product Development and Manufacturing

We will work with our manufacturing partners and outside product design houses as part of our team to develop innovative products. In the coming year we will continue to focus on innovative devices in all our product lines including convergent devices connecting the communication and computers into a single seamless integrated device

We will also introduce a line of Pen Touch computers and Notebook computers to reposition the brand into the mainstream computer markets.
Media Content

In line with the COMMODORE strategy for our branded products, we will have all our products and devices link to our content portal at www.commodoreworld.com. Certain of our products will be equipped with a hotkey for a one touch linkup. Our customers will be offered services to keep and manage all their digital files, including but not limited to, online entertainment, news and personal entertainment center. We expect to commence activities in the Media Content in second half of 2010 by setting up the servers in Hong Kong. We shall also arrange for cooperation with content providers to offer contents on our COMMODORE portal for our device owners.

Brand Licensing & Distribution

The Company will actively market the re-launch of COMMODORE branded products at the 2010 Consumer Electronics Show in Las Vegas to its customers worldwide. We will unveil our 2010 line of products at this annual event which will be attended by industry buyers, distributors and retailers in USA and worldwide. We expect to receive orders at the show and deliver orders commencing from March 2010. In the Asia Pacific and Africa, the Company will identify local partners in each significant market to work with us to develop the brand name and image. In the USA and European markets, the brand is very recognizable and thus would likely be our primary target market initially.

Overview - Detail Description of Consumer Electronics Business
The following is a more detail description of our consumer electronics business.

The Group's consumer electronics business consists of designing, sourcing, marketing, sales and distribution of a variety of multimedia and computer products under the COMMODORE brand name. These products include:

*	Ultra Mobile Portable Computers (UMPCs);
*	Netbooks;
*	Notebook;
*	Computer accessories;
*	Pen Touch computers and monitors;
*	LED TV Monitors; and
*	Media Center systems.
We believe we possess an advantage over our competitors due to the combination of:
*	recognition of the COMMODORE brand;
*	our distribution base and customer relations; and
*	our sourcing expertise and vendor relations.

We intend to continue leveraging our core competencies to offer a broad variety of current and new multi-media consumer electronic products to customers. We will seek to enter into distribution agreements that take advantage of our trademarks and utilize the logistical and sourcing advantages for products that are more efficiently marketed through these agreements. We will continuously evaluate potential licensure and distribution agreements.

Our core business consists of selling, distributing, and licensing various moderately priced multi-media consumer electronic products in various categories. A substantial portion of our marketing and sales efforts are concentrated in North America and Europe initially and then to the Asia Pacific and Africa.

Products
Our current products are notebooks, UMPCs in the MID category, Pen Touch computers, LED TVs, and home entertainment systems.

Growth Strategy
We believe growth opportunities exist through the implementation of the following:
*	New distribution channels for additional lines of UMPCs;
*	expansion into distribution channels we are not currently utilizing through new products and existing products outside of our traditional markets;
*	further development of our direct to consumer sales channel, primarily through the further development of our internet web-site;
*	higher penetration levels within our existing customers through increases in the products offered and sold;
*	development and sales of new products not presently being offered by us;
*	expansion of our existing customer base through our sales staff and outside sales representative organizations;
*

continuation in capitalizing on the COMMODORE trademarks through outward license agreements with third parties to license the COMMODORE trademarks for products not currently being sold, and in geographic areas not presently being served; and

*	expansion through strategic mergers with and acquisitions of other business.

We believe that the COMMODORE trademark is recognized in many countries. A principal component of our growth strategy is to utilize this global recognition of our brand name and our reputation for quality and cost competitive products to aggressively promote our products in these geographic territories. We believe that we will be able to compete more effectively by combining innovative approaches to our current product line and augmenting our product line with complementary products. We intend to pursue such plans either independently or through partnership with other companies as well as license arrangements, distributorship agreements and joint ventures.

Sales and Distribution

We have an integrated system to coordinate the purchasing, sales and distribution aspects of our operations. We receive orders from our customers, via electronic data interface, facsimile, telephone or mail. We do not have long-term contracts with any of our customers, but rather receive orders on an ongoing basis. Products sourced by us, generally from the southern China, are shipped by ocean or air freight.

Marketing
We will market and distribute our products in the Asia Pacific and Africa primarily through:
*	mass merchandisers;
*	discount retailers;
*	electronics retailers; and
*	distributors and specialty catalogers.
Design and Manufacturing
Our products are and will be manufactured by several original equipment manufacturers in accordance with our specifications.

We have cooperation with a design team based in Shenzhen, China which is responsible for product development and works closely with the manufacturers. We work with the engineers to determine the detailed cosmetic, electronic and other features for new products, which typically incorporate commercially available electronic parts to be assembled according to our design. Accordingly, the exterior designs and operating features of the products reflect our judgment of current styles and consumer preferences. Our designs are tailored to meet the consumer preferences worldwide.

Warranties

We offer limited warranties for our multi-media consumer electronics products. Such warranties typically consist of a one year manufacturing defects for UMPCs under the condition that we or the manufacturer will provide spare parts to fix, or offer a new or similar unit in exchange for a non-performing unit, depending on the circumstances.

Trademark

The Company owns 49% of the rights to the "Commodore" trademarks. We also have the operating and licensing rights to use the COMMODORE trademarks worldwide under our newly acquired subsidiary CIC Europe Holding B.V. for the next 9 years under agreement.

Patents
We currently do not have any patents.

Competition
The industry is characterized by the short life cycle of products, which requires continuous re-design, improvement and development efforts.

We primarily compete in the medium-priced sector of the netbook and multimedia products market. Management estimates that we have several dozen competitors that are manufacturers and/or distributors, many of which are much larger and have greater financial resources than Asiarim. We compete primarily on the basis of:

*	brand recognition;
*	reliability;
*	quality;
*	price;
*	design;
*	consumer acceptance of our products; and
*	high quality service and support to retailers and their customers.
We also compete at the retail level for shelf space and promotional displays, all of which have an impact on our success in established and proposed distribution channels.
Seasonality

We generally experience stronger demand from our customers for our products in the fiscal quarters ending September and December. However, this revenue pattern may be less prevalent due to our focus to obtain additional orders to increase product demand during the March and June fiscal quarters.

Working Capital

Our operations will be impacted by the seasonality because we expect to record the majority of annual sales in the quarters ending September and December. This seasonality causes us to maintain higher inventory levels during the quarters ending June and September, which in turn increases the working capital needed during these periods. We also anticipate that cash flow from operations and the financing presently in place will not provide sufficient liquidity to meet our operating and cash requirements in the year ahead.

Government Regulation

Many of our products are subject to various Federal regulations, some of which empower the Consumer Product Safety Commission (the "CPSC") to regulate potentially hazardous products. The CPSC has the authority to exclude from the market certain articles that are found to be hazardous and can require a manufacturer to refund the purchase price of products that present a substantial product hazard. CPSC determinations are subject to court review. Similar laws exist in some states and cities in the United States. During the year ended September 30, 2009, none of our products were sanctioned by the CPSC as hazardous.

Product Liability and Insurance
We are periodically subject to product liability claims resulting from personal injuries. We may become involved in various lawsuits incidental to our business.

Currently, we do not have any product liability insurance, but we intend to arrange product liability insurance in the first half of 2010. In recent years, product liability insurance has become much more expensive, restrictive and difficult to obtain. Accordingly, there can be no assurance that our general product liability insurance, when arranged, will be sufficient to cover any successful product liability claims made against us in the future. However, any claims substantially in excess of our intended insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our financial condition and results of operations.

Research and Development
The Company works in conjunction with product development companies in China. The Company does not undertake any research and development at the moment.
Properties

The Company leases an office at Suite 1601, 16/F Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong. The lease is by monthly basis with automatic renewal at the end of each month. The office space is approximately 300 square feet. In April 2009, the Group also entered into an agreement to lease out service office of about 200 square feet for its branded electronics business in Hong Kong at Suite 1403 Wan Chai Commercial Building, 194 Johnston Road, Wanchai, Hong Kong.

Employees
As of December 15, 2009, we had 5 employees employed by the Group. The Company will hire consultants and staff as required by operations.

ITEM 1A. RISK FACTORS

The reader should carefully consider these risk factors in addition to those set forth in the Company's financial statements or the notes thereto. Additional risks about which the Company is not yet aware or that the Company currently believes to be immaterial also may adversely affect the Company's business operations. If any of the following occur, the Company's business condition or operating results may be adversely affected. In that case, the price of the Company's common stock may decline.

Risk Factors Relating to Our Company
We may never be able to effectuate our business plan or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We were established on June 15, 2007 and have a limited operating history. We are in the initial stage and are subject to all of the risks inherent in the establishment of a new business enterprise. We have had modest revenue since inception. The Company is a highly speculative venture involving significant financial risk. It is uncertain as to when the Company will sustain profitability, if ever.

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

As discussed in the Notes to Financial Statements for the year ended September 30, 2009, we had a net loss of approximately $46,090 and for the period from June 15, 2007 (inception) to September 30, 2009 an accumulated loss of $55,043. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period June 15, 2007 (inception) to September 30, 2009. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We are heavily dependent on contracted third parties and on our directors and officers. The loss of our directors and officers, or the inability to contract qualified third parties, whose knowledge, leadership and technical expertise upon which we rely, would harm our ability to execute our business plan.

We are dependent on the continued contributions of our directors and officers, whose knowledge and leadership would be difficult to replace. Our success is also heavily dependent on our ability to retain and attract experienced consultants. Once clients are secured or we have secured additional business, we intend to hire qualified consultants to work for us on specific projects on an "as needed " basis. We do not currently have any consulting agreements in place with consultants under which we can ensure that we will have sufficient expertise to perform services for our clients. We do not maintain any key person insurance on the directors and officers. If we were to lose their services, our ability to execute our business plan would be harmed, and we may be forced to cease operations until such time as we could hire suitable replacements.

Because we do not have an audit or compensation committee, shareholders will have to rely on our directors, who are not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our directors. Thus, there is a potential conflict of interest in that our directors and/or officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

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

Risks Relating To Our Common Shares
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

Our Articles of Incorporation authorizes the issuance of 75,000,000 shares of common stock, of which 11,020,000 shares are issued and outstanding as of December 15, 2009. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

*	that a broker or dealer approve a person's account for transactions in penny stocks; and
*	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
*	obtain financial information and investment experience objective of the person;
*

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stock;

*	the broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form;
*	sets forth the basis on which the broker or dealer made the suitability determination; and
*	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Business Related Risks
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

We may face damage to our professional reputation or legal liability if our future clients are not satisfied with our services. In case, it is unlikely that we will be able to obtain future engagements. If that happens, our consulting operation will be adversely affected and shareholders / investors are likely to lose their entire investment.

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

Our future engagements with clients may not be profitable. If we are unable to generate positive cash flow from our engagements, we will be unable to satisfy our obligations on a timely basis. If that happens, our consulting operation will be adversely affected and shareholders / investors are likely to lose their entire investment.

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

We may be more adversely affected by a weak economy than companies in other industries because engaging consultants is a highly discretionary decision by clients. If we do not obtain engagements because of an adverse economy, we may be unable to generate sufficient cash flow to meet our obligations on a timely basis. If that happens, our consulting operation will be adversely affected and shareholders / investors are likely to lose their entire investment.

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

Recent events in capital markets and the global economic downturn may adversely affect the Company's access to financing or may increase the costs of financing the Company's operations.

The global economic environment continues to be distressed by difficulties in the financial markets, which have led to curtailment of credit and increases in the frequency of bankruptcies. Financial institutions failures may impede the Company's ability to obtain financing for its operations. The economic downturn may preclude the Company from realizing its business plan. The Company's customers are primarily retailers. Some customers may have difficulty paying, be slower to pay, or file for bankruptcy as a result of negative economic conditions.

If we are unable to resist price increases from our suppliers or pass through such increases to our customers, our profit margins will shrink or be eliminated entirely.

All of our products are and will be purchased from suppliers with factories located in the People's Republic of China ("China"). The weakness of the United States dollar in relationship to the Chinese currency has increased substantially the cost of the products we will purchase from such suppliers. These suppliers also have experienced sharply rising costs attributable to, among other things, substantially increased raw material costs, general economic conditions and changes in certain labor, public health and tax regulations in China. As a consequence, many of the suppliers have indicated substantial price increases for the products we will and intend to purchase from them. We are monitoring and will try to resist such increases and, at the same time, discuss higher product sale prices to our customers. We expect our customers will strongly resisted accepting new increased pricing given the recent decline in economic conditions globally and the fear that higher prices will adversely affect the future sales orders from customers. The pricing situation with our suppliers and customers is unclear and there can be no assurance that we will be able to work out an acceptable solution. In addition, if we are unable to negotiate lower costs with our suppliers, higher prices from our customers or some combination of the two, our planned sales will likely decline, our profit margins will shrink and our operating results may be materially and adversely affected.

The loss or significant reduction in business of any of our key customers could materially and adversely affect our revenues and earnings.

We are highly dependent upon sales of our products to our affiliates in United States and in Europe, and our own sales channels in Asia and Africa. All customer purchases are made through purchase orders and we do not have any long-term contracts with customers. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of our customers will cause a material and adverse change in our revenues and operating results.

We depend on a limited number of suppliers for our products. The inability to secure our products could reduce our revenues and adversely affect our relationship with our customers.
We rely on a limited number of suppliers for our goods, and most of which are located in southern China. This reliance involves a number of significant potential risks, including:
*	lack of availability of materials and interruptions in delivery of components and raw materials to our suppliers/manufacturers;
*	manufacturing delays caused by such lack of availability of components or interruptions in delivery;
*	fluctuations in the quality and the price of components and raw materials, in particular due to the petroleum price impact on such materials; and
*	risks related to operations in China.

We do not have any long-term or exclusive purchase commitments with any of our suppliers. We rely on a few suppliers of our products. Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could negatively affect our ability to obtain our products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers' orders, which could materially and adversely affect our revenues and our relationship with our customers.

If our contract manufacturers are unable to deliver our products in the required amounts and in a timely fashion, we could experience delays or reductions in shipments to our customers which could materially and adversely affect our revenues and our relationship with our customers. Unanticipated disruptions in our operations, slowdowns or shutdowns by our suppliers, manufacturers and shipping companies could adversely affect our ability to deliver our products and service our customers which could materially and adversely affect our revenues and our relationship with our customers.

All of our products are manufactured in accordance with our specifications by factories principally located in southern China. If we are unable to obtain our products from these factories in the required quantities and quality and in a timely fashion, we could experience delays or reductions in product shipments to our customers which could negatively affect our ability to meet the requirements of our customers, as well as our relationships with our customers, which in turn could materially and adversely affect our revenues and operating results.

Our ability to provide high quality customer service, process and fulfill orders and manage inventory depends on the efficient and uninterrupted distribution operation and the timely and uninterrupted performance of third party manufacturers and suppliers, shipping companies and dock workers. Any material disruption, slowdown or shutdown of the operation of the distribution centers, manufacturing facilities or management information systems, or comparable disruptions, slowdowns or shutdowns suffered by our principal manufacturers, suppliers and shippers could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. As a result, our revenues and operating results could be materially and adversely affected.

All of our suppliers are located in southern China. Inadequate development and maintenance of infrastructure in China, including inadequate power and water supplies, transportation and raw materials availability, and the deterioration in the general political, economic and social environments in China may make it difficult, more expensive and possibly prohibitive for these suppliers to continue to operate in China. We cannot assure you that our existing or future supplier will not close. We cannot assure you that we will be able to find suitable replacements for such suppliers, if they close. In addition, we will implement procedures to certify all of our existing and future suppliers and manufacturers of our products, however there can be no assurance that our recertification procedures are adequate or that any of our recertified suppliers and manufacturers will not close their facilities. If we cannot find suitable replacements for any manufacturers that have or may in the future close their facilities, our revenues and operating results could be materially and adversely affected.

The failure to maintain our relationships with our licensees, licensors and distributors or the failure to obtain new licensees, licensors or distribution relationships could materially and adversely affect our revenues and earnings.

We entered into an agreement that allow us to use the COMMODORE trademark for the manufacture and sale of specific consumer electronics and other products. In addition, we maintain agreements for the distribution of products bearing the COMMODORE brand, into defined geographic areas. We intend to enter into distribution agreements for certain of our products in select territories or countries, most have terms of two years or less. We cannot assure that such agreements will be renewed or that our relationships with our licensees or distributors will be maintained on satisfactory terms or at all. The failure to maintain our relationships with our licensees and distributors on terms satisfactory to us, the failure to obtain new licensees or distribution relationships or the failure by our licensees to protect the integrity and reputation of the COMMODORE trademark could materially and adversely affect our licensing revenues and our earnings.

We license the COMMODORE trademark under a license agreement pursuant to which we source and supply a line of products fitting the COMMODORE image and spirit, and market, sell and distribute COMMODORE branded products in Asia and Africa. This COMMODORE agreement expires in January 2014 with a renewal for a further 5 years. We may not be able to maintain or extend such relationships which could adversely affect our revenues and earnings.

Our business could be materially and adversely affected if the Licensor cannot protect its intellectual property rights or if we infringe on the intellectual property rights of others.

Our ability to compete effectively depends on our ability to maintain and protect the proprietary rights. We license the COMMODORE trademark, which is materially important to our business. This trademark is registered throughout the world by the licensor. The protections afforded by the laws of the countries in the territories we licensed the trademark may not be adequate to protect the intellectual property rights.

Third parties may seek to challenge, invalidate, circumvent or render unenforceable any trademarks, patents or proprietary rights licensed to us. In addition, in the event third party licensees fail to protect the integrity of the trademarks, the value of these marks could be materially and adversely affected. Our inability to protect our proprietary rights could materially and adversely affect the license of our trade names, trademarks and patents to third parties as well as our ability to sell our products. Litigation may be necessary to enforce the intellectual property rights, protect our trade secrets; and determine the scope and validity of such intellectual property rights. Any such litigation, whether or not successful, could result in substantial costs and diversion of resources and management's attention from the operation of our business.

We may receive notices of claims of infringement of other parties' proprietary rights. Such actions could result in litigation and we could incur significant costs and diversion of resources in defending such claims. The party making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief. Such relief could effectively block our ability to make, use, sell, distribute or market the products and services in such jurisdiction. We may also be required to seek licenses to such intellectual property. We cannot predict, however, whether such licenses would be available or, if available, that such licenses could be obtained on terms that are commercially reasonable and acceptable to us. The failure to obtain the necessary licenses or other rights could delay or preclude the sale, manufacture or distribution of our products and could result in increased costs to us.

Our revenues and earnings could be materially and adversely affected if we cannot anticipate market trends or enhance existing products or achieve market acceptance of new products.

Our success is dependent on our ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and developing new products. In addition, to increase our penetration of current markets and gain footholds in new markets in Asia and Africa for our products, we must maintain our existing products and integrate them with new products. We may not be successful in developing, marketing and releasing new products that respond to technological developments or changing customer needs and preferences. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these new products. These new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to our products are delayed, or if these products or enhancements fail to achieve market acceptance when released, our sales volume may decline and earnings could be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forgo purchases of our products, which could also materially and adversely affect our revenues and earnings.

Foreign regulations and changes in the political, public health and economic conditions in the foreign countries in which we operate our business could materially and adversely affect our revenues and earnings.

We derive a significant portion of our revenue from sales of products manufactured by third parties located primarily in southern China. In addition, third parties located in China and other countries located in the same region produce and supply many of the components and raw materials used in our products. Conducting an international business inherently involves a number of difficulties and risks that could materially and adversely affect our ability to generate revenues and could subject us to increased costs. Among the factors that may adversely affect our revenues and increase our costs are:

*	Chinese labor laws;
*	more stringent export restrictions in the countries in which we operate which could adversely affect our ability to deliver our products to our customers;
*

political instability and economic downturns in these countries which could adversely affect our ability to obtain our products from our manufacturers or deliver our products to our customers in a timely fashion;

*	labor shortages in manufacturing facilities located in China, including the short-term labor shortage in manufacturing facilities caused by migrant workers seeking employment opportunities elsewhere;
*	the rise of inflation and substantial economic growth in China;
*	currency fluctuations which could cause an increase in the price of the components and raw materials used in our products and a decrease in our profits;
*	tariffs and other trade barriers which could make it more expensive for us to obtain and deliver our products to our customers;
*	the elimination or reduction of value-added tax refunds to Chinese factories that manufacture products for export;
*	seasonal reductions in business activity in these countries during the summer months which could adversely affect our sales; and
*	new restrictions on the sale of electronic products containing certain hazardous substances.
Any of factors described above may materially and adversely affect our revenues and/or increase our operating expenses.

We are subject to intense competition in the industry in which we operate, which could cause material reductions in the selling price of our products or losses of our market share

The consumer electronics industry is highly competitive, especially with respect to pricing and the introduction of new products and features. Our products compete in the medium-priced sector of the consumer electronics market and compete primarily on the basis of reliability, brand recognition, quality, price, design, consumer acceptance of the COMMODORE trademark and quality service and support to retailers and our customers. In recent years, many of our competitors, have regularly lowered prices, and we expect these pricing pressures to continue. If these pricing pressures are not mitigated by increases in volume, cost reductions from our suppliers or changes in product mix, our revenues and profits could be substantially adversely affected. In comparing to our Group, many of our competitors have significantly greater managerial, financial, marketing, technical and other competitive resources and greater brand recognition. As a result, our competitors may be able to (i) adapt more quickly to new or emerging technologies and changes in customer requirements; (ii) devote greater resources to the promotion and sale of their products and services; and (iii) respond more effectively to pricing pressures.

In addition, competition could increase if new companies enter the market, existing competitors expand their product mix or we expand into new markets. An increase in competition could result in material price reductions or loss of our market share.

The seasonality of our business, changes in consumer spending and economic conditions may cause our quarterly operating results to fluctuate and cause our stock price to decline.

Our net revenue and operating results may vary significantly from quarter to quarter, which may adversely affect our results of operations and the market price for our common stock. Factors that may cause these fluctuations include:

*	seasonal variations in operating results;
*	Variations in manufacturing and supplier relationships;
*	the discretionary nature of consumers' demands and spending patterns;
*	Variations in the sales of our products to our significant customers;
*	new product developments or introductions;
*

if we are unable to correctly anticipate and provide for inventory requirements from quarter to quarter, we may not have sufficient time to deliver our products to our customers in a timely fashion or we may have excess inventory that we are unable to sell;

*	Changes in market and economic conditions;
*	product reviews and other media coverage;
*	competition, including competitive price pressures; and
*	political instability, war, acts of terrorism or other disasters.
If our sales during the holiday season fall below our expectations, our operating results also could fall below expectations.

Sales of our products are expected to be seasonal due to consumer spending patterns, which tend to result in significantly stronger sales in our September and December fiscal quarters, especially as a result of the holiday season. This pattern probably will not change significantly in the future. If the economy faltered in these periods, if our customers altered the timing or frequency of their promotional activities or if the effectiveness of these promotional activities declined, particularly around the holiday season, annual operating results could be materially adversely affected. Due to the seasonality of our business, our results for interim periods are not necessarily indicative of our results for the year.

If our third party sales representatives fail to adequately promote, market and sell our products, our revenues could significantly decrease.

A significant portion of our product sales are made and expect it to be made through our affiliates. Our level of sales depends on the effectiveness of these organizations, as well as the effectiveness of our own employees. Some of these third party representatives may sell (and do sell), with our permission, competitive products of third parties as well as our products. If any of our third party sales representative organizations engaged by us fails to adequately promote, market and sell our products, our revenues could be significantly decreased until a replacement organization or distributor could be retained by us. Finding replacement organizations and distributors could be a time consuming process during which our revenues could be negatively impacted.

We could be exposed to product liability or other claims for which our product liability or other insurance may be inadequate.

A failure of any of the products marketed by us may subject us to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of our products. Although we currently do not maintain a product liability insurance, we cannot assure that:

*	a product liability insurance will provide adequate coverage against potential liabilities;
*	adequate product liability insurance will continue to be available in the future; or
*	such insurance can be maintained on acceptable terms.

Currently, we do not have any product liability insurance, and even if we arrange for the general product liability insurance, there can be no assurance that the general product liability insurance, once arranged, will be sufficient to cover any successful product liability claims made against us in the future. We cannot be assured that such policies, once arranged, will provide adequate coverage against potential liabilities. To the extent product liability or other litigation losses are beyond the limits or scope of our insurance coverage, our expenses could materially increase.

We may seek to make acquisitions that prove unsuccessful or strain or divert our management's attention and our capital resources.
We may seek to grow our business through the acquisition of related businesses. Such acquisitions present risks that could materially adversely affect our earnings, including:
*	the diversion of our management's attention from our everyday business activities;
*	the assimilation of the operations and personnel of the acquired business;
*	the incurring of additional expenses related to such acquisitions, whether or not such acquisitions are consummated;
*	the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and
*	the need to expand management, administration and operational systems.
If we make such acquisitions, we cannot predict whether:
*	we will be able to successfully integrate the operations of any new businesses into our business;
*	we will realize any anticipated benefits of completed acquisitions; or
*	if there will be substantial unanticipated costs associated with acquisitions.
In addition, future acquisitions by us may result in:
*	potentially dilutive issuances of our equity securities;
*	the incurrence of additional debt; and
*	the recognition of significant charges for impairment and amortization expense related to goodwill and other intangible assets.

We continuously evaluate potential acquisitions of related businesses. However, competition for such potential acquisitions is intense and we have not reached any agreement or arrangement with respect to any particular acquisition and we may not be able to complete any acquisitions on favorable terms or at all.

Any substantial indebtedness we incur from time to time may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.
From time to time we may incur substantial debt in connection with our operations. As a result, we may be subject to the risks associated with indebtedness, including:
*	because we would need to dedicate a portion of our cash flows from operations to pay debt service costs, we would have less funds available for operations and other purposes;
*	it may be more difficult and expensive to obtain additional funds through financings, if such funds are available at all;
*

we would be more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

*

if we were to default under any of our existing credit facilities or if our creditors were to demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

Market Related Risks
The market price of our common stock may experience significant price and volume fluctuations from time to time.

The market price for our common stock and for securities of similar companies may from time to time experienced significant price and volume fluctuations. Factors which may affect our market price include:

*	Market conditions in the industries in which we operate;
*	competition;
*	sales or the possibility of sales of our common stock;
*	our results of operations and financial condition; and
*	general economic conditions.

Furthermore, the stock market has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. These market fluctuations may also adversely affect the market price of our common stock.

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

Governmental control of currency conversion may affect the restriction of movement of capital.

The PRC government imposes controls on the conversion of RMB to foreign currencies and, in certain cases, the remittance of currencies out of China. As our business expands, we expect to derive an increasing percentage of our sales in RMB. In the future when we set up our sales channels in China either through a subsidiary company or through local distributors or partners, we expect our income will be primarily derived from dividend payments from our PRC subsidiaries or sales proceeds from the distributors or partners in China. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entities to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required when RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our demands, we may not be able to pay dividends in foreign currencies to our stockholders, including holders of our common stock.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decades-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. This change in policy has resulted in an approximately 20% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and significant appreciation of the RMB against the U.S. dollar. As our electronics business continues to grow, a greater portion of our revenues and costs will be denominated in RMB, while a significant portion of our financial assets may be denominated in U.S. dollars. We expect to rely significantly on sales, dividends and other fees paid to us by our subsidiaries, affiliated entities, and resellers in China. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of SARS, Avian Flu, Swine Flu or another epidemic or outbreak. China reported a number of cases of SARS in April 2004 and Hong Kong reported a number of cases of Swine Flu in 2009. Any prolonged recurrence of SARS or Swine Flu or other adverse public health developments in China or Hong Kong may have a material adverse effect on our business operations. For instance, health or other governmental regulations adopted in response may require temporary closure of our business operations, or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or Swine Flu or any other epidemic.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES

The Company leases an office at Suite 1601, 16/F Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong. The lease is by monthly basis with automatic renewal at the end of each month. The office space is approximately 300 square feet. In April 2009, the Group also entered into an agreement to lease out service office of about 200 square feet for its branded electronics business in Hong Kong at Suite 1403 Wan Chai Commercial Building, 194 Johnston Road, Wanchai, Hong Kong

ITEM 3. LEGAL PROCEEDINGS
There are no legal actions pending against us nor are any legal actions contemplated by us at this time.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the last quarter of fiscal year September 30, 2009.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
A registrant that qualifies as a smaller reporting company is not required to provide the Performance graph required in paragraph (e) of Item 201.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is on the Over The Counter Bulletin Board under the symbol "ARMC.OB" At present, the Company's shares have not yet been traded on the OTCBB; therefore no quotation on the share price is available.

ISSUER ' S REPURCHASE OF EQUITY SECURITIES
None.
HOLDERS
On December 31, 2009, the Company had approximately 53 holders of record of our common stock.
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
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

The following discussion of the Company's operations and financial condition should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Special Note: Certain statements set forth below constitute forward-looking statements made pursuant to the safe harbour provisions of the Private Securities Litigation Reform Act of 1995. See Item 1A - "Risk Factors - Forward Looking Information."

Results of Operations
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
REVENUES

The Company has realized revenue of $72,203 for the year ended September 30, 2009. The Company incurred a cost of revenue of $65,787, achieving a gross profit of $6,416 for the year ended September 30, 2009. The Company derived about $62,203 in the sale of netbooks and about $10,000 in the provision of consulting services. The Company earned a gross profit of $2,416 and $4,000 on the sale of netbooks and the provision of consultancy services, respectively. The Company is now preparing to launch a new line of Commodore products to be launched at the 2010 Consumer Electronics Show in Las Vegas. We expect to generate additional revenue contracts in 2010.

The Company has realized revenue of $37,828 for the year ended September 30, 2008. The Company incurred a cost of revenue of $12,000, achieving a gross profit of $25,828 for the year ended September 30, 2008. The revenue derived was all from the provision of consulting services. The computer operation was not present in the fiscal year ended September 30, 2008.

OPERATING EXPENSES

For the year ended September 30, 2009, our gross profit was $6,416 and our total operating expenses were $81,777, all of which were selling, general and administrative expenses. We also had $86 in interest expenses and loss attributable to minority interests of $29,357. Our net loss to our shareholders for the year ended September 30, 2009 was $46,090. Most of our administration costs were related to salary of $21,838, office costs of $12,413, travel and entertainment of $24,338, consultancy fee of $10,597 and other expenses of $12,591.

For the year ended September 30, 2008, our gross profit was $25,828 and our total operating expenses were $18,063, all of which were selling, general and administrative expenses. We also had $401 in interest expenses. Our net profit to our shareholders for the year ended September 30, 2008 was $7,364.

Capital Resources and Liquidity

As of September 30, 2009, we had approximately $7,388 in cash, $40,779 in accounts receivables, and $29,855 in due from related parties and $5,455 in inventory for total assets of $83,477. In addition, the Company had an accrued liabilities of $10,432, other payable of $31,067, accounts payable of $50,256 and amount due to directors of $24,922 for total current liabilities of $116,677. We also had an amount due to a director of $31,000 and a minority interests asset of $29,357 for a total net non-current liabilities of $1,643, so the total liabilities of 118,320 at September 30, 2009.

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $800,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $20,000 in website development; $100,000 in marketing expenses; and $680,000 in general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital. In addition we will require an additional Euro 1.5 million in due course to complete the acquisition of the CIC Europe Holding B.V. and Commodore International B.V.

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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and corresponding notes thereto called for by this item appear at the end of this document commencing on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 90 days of the filing of this annual report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in this annual report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that, except as set forth above, there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses

Management's annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of the most recent fiscal year ended September 30, 2009.

Based on its evaluation under the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of September 30, 2009, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

This annual report does not include an attestation report by the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION
None.

PART III
Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position
Ben Van WIJHE Wittendiik, 13 7216 PL Kring Van Dorth, The Netherlands	44	President and Director
Te Hwai HO Flat 1601, Jie Yang Building 271 Lockhart Road, Wanchai, Hong Kong	48	Treasurer, Secretary and Director
Sheung Fung LAU No. 193A, Sau Tau Kok Village, Tai Po, New Territories, Hong Kong	53	Non-executive Director
Officer and Director Background

Mr. Ben Van WIJHE: Mr. Van Wijhe was appointed as Director on February 27, 2009 and was appointed as President on April 27, 2009. For over the past 5 years, Mr. Van Wijhe has been the President & Chief Executive Officer of Reunite Investments Inc. (formerly know as Commodore International Corporation ("CIC")). CIC is a investment holding company that held the rights for COMMODORE and developed innovative hardware products and digital media services. CIC is an OTC Pinksheet company with the symbol CDRL.pk. Mr. Van Wijhe has broad general management experience and proven ability to execute and deliver in digital media, telecom and technology sector.

Mr. Te Hwai HO: Mr. HO is the founder of Asiarim Corporation and has acted as our President, Treasurer, Secretary and Director since our inception on June 15, 2007. He was appointed as Chief Financial Officer and Chief Executive Officer and Principal Accounting Officer on June 18, 2007. Mr. HO has been working as the Director and/or Chief Financial Officer for several listed companies in Hong Kong for the past 5 years. During this time, he has been involved in all aspects of the operation including marketing, sales and financial statements of these Hong Kong listed companies. Mr. HO has a Bachelor of Commerce degree from University of British Columbia and is also a member of the Canadian Institute of Chartered Accountants and a member of the Hong Kong Institute of Certified Public Accountants.

Mr. Sheung Fung LAU: Mr. Lau was appointed as Director on January 6, 2009. Mr. Lau has been working in the electronics manufacturing industry in Asia for over 30 years. For the past 5 years, Mr. Lau has been the General Manager of Sales and Marketing of Atlantic Storage Devices Limited since 2005. Before this appointment, he was the Executive Director of Sales and Marketing for a PC motherboard and system manufacturer.

No director or officer of the Company has been affiliated with any company that has filed for bankruptcy within the last five years, other than that Mr. Van Wijhe was the director of Yeahronimo Media Ventures Inc., a Delaware corporation, which have been declared bankrupt by the Court in Utrecht, The Netherlands, on September 1, 2009. The Company is not aware of any proceedings to which any of the Company's officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company's subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the Company's shareholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of our common stock, to file reports of ownership of common stock and other equity securities of our company with the Securities and Exchange Commission. Officers, directors and more than ten percent stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of these reports furnished to us during 2009, all required Section 16(a) reports for our directors, officers and beneficial owners of ten percent of our outstanding stock were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation

The table below summarizes the compensation paid to our directors or officers in consideration for their services rendered to the Company in their capacity as such. We have no employment agreements with any of our directors or executive officers. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

SUMMARY COMPENSATION TABLE
							Non-qualified
						Non-Equity	Deferred
	Year			Stock	Option	Incentive Plan	Compensation	All Other
Name and	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Sept 30	($)	($)	($)	($)	($)	($)	($)	($)
-----------------------	-------------	--------	--------	--------	-------	---------------	-------------	------------	--------

Mr. Te Hwai HO *	2008	12,000	-	-	-	-	-	-	-
	2009	12,000	-	-	-	-	-	-	-
Mr. Sheung Fung LAU #	2008	N/A	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
Mr. Ben Van WIJHE #	2008	N/A	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
*	is the Chief Financial Officer, Treasurer and Director of Asiarim.
#	is Director of Asiarim. The 2008 salary is not applicable as the person was not appointed a director until after September 30, 2008.
Since our incorporation on June 15, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers. We have no equity incentive plans.

Outstanding Equity Awards
The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2009.

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2009

OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Te Hwai HO	-	-	-	-	-	-	-	-	-
Sheung Fung LAU	-	-	-	-	-	-	-	-	-
Ben Van WIJHE	-	-	-	-	-	-	-	-	-
Compensation of Directors
The table below summarizes all compensation of our directors as of September 30, 2009.
DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
----------	-----------	----------	-------	---------------	--------------	--------------	--------
Te Hwai HO	12,000	-	-	-	-	-	-
Sheung Fung LAU	-	-	-	-	-	-	-
Ben Van WIJHE	-	-	-	-	-	-	-

Stock Option Plans
We did not have a stock option plan in place as of December 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding shares of our common stock beneficially owned as of September 30, 2009 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Mr. Te Hwai HO Hong Kong, China {ii)	Common	2,178,540	19.8%
Mr. Sheung Fung LAU Hong Kong, China (ii)	Common	Nil	N/A
Mr. Ben Van WIJHE The Netherlands (iii)	Common	3,779,100	34.3%
Directors and Officers as a Group (3 person)	Common	5,957,650	54,1%
Mr. Sau Shan KU Hong Kong, China(ii)	Common	1,452,360	13,2%
Mitex Group Limited British Virgin Islands (i)	Common	7,410,000	67.24%

(i) Mitex Group Limited ("Mitex") is a company incorporated in British Virgin Islands having its correspondence address at 1601, 16 Floor, Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong. Messrs. Ben Van Wijhe, Te Hwai HO and Sau Shan KU own 51%, 29%, and 20% respectively, in Mitex.

(ii) Messrs. Te Hwai Ho, Sheung Fung Lau and Sau Shan Ku's address is 1601, 16 Floor, Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong.
(iii) Mr. Ben Van Wijhe's address is at Haerstraat 125, NL-7573 PA Oldenzaal, The Netherlands.

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

CHANGES IN CONTROL. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-K except for the agreement entered into in January 2009 between the Company and CIC Europe Holding B.V. ("CIC") where CIC will be able to exchange 50% of its shares in the joint venture company, Commodore Asia Holdings Limited, for 50% interests in the Company. In January 2010, the Company issued 11,020,000 shares, representing 50% of the total outstanding shares, in the Company in accordance to the above agreement and the former major shareholder of the Company, Mitex Group Limited, decreased its percentage holding from 67.2% to 50.29%. As at September 30, 2009, Mitex Group Limited ("Mitex"), a company controlled by our director Mr. Ben van Wijhe, was the single largest shareholder of the Company holding about 67.2% shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 20, 2007, we issued 4,500,000 shares of our common stock to Mr. HO Te Hwai, our former President, Treasurer, Secretary and Director, in consideration for the payment of $4,500. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

On August 27, 2009, Mitex, a company then solely owned by our director, Mr. Ben van Wijhe, entered into an agreement with a director and two major shareholders of the Company, Messrs Te Hwai HO and Sau Shan KU. According to the agreement, Mr. HO and Mr. KU agreed to transfer their 4,500,000 shares and 2,910,000 shares in the Company for 2,940 shares and 1,960 shares in Mitex, respectively, representing a combined interest of 49% in Mitex.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees

For professional services rendered by the independent registered public accounting firm for the audit of the Company ' s annual financial statements and review of financial statements included in the Company ' s Form 10-Q. The aggregate fees billed or to be billed by the Company ' s independent registered public accounting firm, Albert Wong & Co, for 2009 and 2008 were $2,000 and $2,000, respectively.

Audit Related Fees

The aggregate fees billed in 2009 and 2008 by the Company' s independent registered public accounting firm for assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company's financial statements are in the amount of $1,500 and $1,000, respectively.

Tax Fees
No fees were billed in 2009 and 2008 by the Company ' s independent registered public accounting firm for tax compliance, tax advice and tax planning.
All Other Fees
No fees were billed in 2009 and 2008 by the Company ' s independent registered public accounting firm for any other services, other than Audit Fees and Audit Related Fees.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Index to Financial Statements and Financial Statement Schedules
*	Independent Auditor's Report
*	Consolidated Balance Sheets as of September 30, 2009 and 2008
*	Consolidated Statements of Operations for the year ended September 30, 2009 and 2008
*	Consolidated Statements of Stockholders ' Equity from June 15, 2007 (Inception) to September 30, 2009
*	Consolidated Statements of Cash Flows for the years ended September 30 2009 and 2008
*	Notes to Consolidated Financial Statements
(c) Exhibits
3.1	Articles of Incorporation*
3.2	Bylaw*
31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company
32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
*	Incorporated by reference from Registrant's Form SB-2 filed on November 7, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 34, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asiarim Corporation
a Nevada corporation
Date: January 12, 2010	/s/ Ben van Wijhe
---------------------------------------
Ben van Wijhe
Principal Executive Officer
Date: January 12, 2010	/s/ HO Te Hwai
---------------------------------------
HO Te Hwai
Principal Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: January 12, 2010	/s/ Ben van Wijhe
---------------------------------------
Ben van Wijhe
Chairman of the Board
President, CEO, and Director
Principal Executive Officer
Date: January 12, 2010	/s/ Te Hwai HO
---------------------------------------
Te Hwai HO
Treasurer, CFO and Director
Principal Financial Officer
Date: January 12, 2010	/s/ Sheung Fung LAU
---------------------------------------
Sheung Fung LAU
Director

The financial statements required by Item 8 are presented in the following order:
Asiarim Corporation
Financial Statements
For the Year Ended September 30, 2009
Table of Contents	Page
Independent Auditor's Report	F1

Consolidated Balance Sheets as of September 30, 2009 and 2008	F2

Consolidated Statements of Operations for the years ended September 30, 2009 and 2008	F3

Consolidated Statements of Stockholders' Equity from June 15, 2007 (Inception) to September 30, 2009	F4

Consolidated Statements of Cash Flows for the years ended September 30, 2009 and 2008	F5

Notes to Consolidated Financial Statements	F6 - F18

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
Room 701A, Nan Dao Commercial Building
359-361 Queen's Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
CPA(Practising)
To the Stockholders and Board of Directors Asiarim Corporation
Independent Auditor' s Report

We have audited the accompanying consolidated balance sheets of Asiarim Corporation ("the Group") as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit of these consolidated statements in accordance with standards of the Public Company Accounting Oversight Board (United State). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our and audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asiarim Corporation as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principle generally accepted in the United States of America.

The Group's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Group has accumulated deficit of $55,043 as at September 30, 2009 including net loss of $46,090 for the year ended September 30, 2009. These factors as discussed in Note 2 to the consolidated financial statements, raises substantial doubt about the Group's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

------------------------------------
Hong Kong	Albert Wong & Co.
January 12, 2010	Certified Public Accountants

ASIARIM CORPORATION CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 AND 2008 (Stated in US Dollars)
	Note	2009	2008
ASSETS
Current assets:
Cash and cash equivalents		7,388	1,152
Accounts receivables		40,779	17,592
Due from a related party	5	29,855	-
Prepaid expenses		-	4,597
Inventory - resalable goods		5,455	-
Total assets		83,477	23,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable		50,256	-
Other payable		31,067	5,000
Accrued expenses		10,432	2,500
Amount due to directors	5	24,922	4,594
Total current liabilities		116,677	12,094

Non-current liabilities:
Amount due to a director	5	31,000	-
Minority interest		(29,357)	-
Total non-current liabilities		1,643	-

Total liabilities		118,320	12,094

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 11,020,000 (2008: 11,020,000) shares
issued and outstanding	4	11,020	11,000
Additional paid up capital	4	9,180	9,200
Accumulated deficit during the development stage		-	(8,953)
Accumulated deficit		(55,043)	-
Total stockholders' (deficit) / equity		(34,843)	11,247
Total liabilities and stockholders' equity		83,477	23,341

See accompanying notes to financial statements.

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)
	Note	2009	2008
Net Revenues	7	72,203	37,828
Cost of Revenues		65,787	12,000
Gross Profits		6,416	25,828

Other General and Administrative Expenses		81,777	18,063

(Loss) / Profit from Operations		(75,361)	7,765

Other Expenses:
Interests		86	401

Net (Loss) / Profit before minority interests		(75,447)	7,364

Minority interests		29,357	-

Net (Loss) / Profit		(46,090)	7,364

Weighted Average Basic and Diluted Shares		11,020,000	11,000,273

Loss Per Share Basic and Diluted		(0.00)	(0.00)

*Basic and diluted weighted average number of shares are the same since the Company does not have any dilutive securities

See accompanying notes to financial statements.

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2009
(Stated in US Dollars)
	Common stock Shares	Common stock Amount	Additional paid-in capital	Deficit accumulated during the development stage	Accumulated deficits	Total stockholder's equity / (deficit)
		US$	US$	US$	US$	US$
Balance at June 15, 2007	-	-	-	-	-	-
Issuance of funder shares for cash at $0.001 per share - June 20, 2007	10,000,000	10,000	-	-	-	10,000
Sale of shares for cash at $0.01 per share July 15, 2007	1,000,000	1,000	9,000	-	-	10,000
Net loss	-	-	-	(16,317)	-	(16,317)
At September 30, 2007	11,000,000	11,000	9,000	(16,317)	-	3,683

Issuance of shares for services at $0.01 per share September 26	20,000	-	200	-	-	200
Net profit	-	-	-	7,364	-	7,364
At September 30, 2008	11,020,000	11,000	9,200	(8,953)	-	11,247

Transfer to accumulated deficits				8,953	(8,953)	-
Resclassification	-	20	(20)	-	-	-
Net loss	-	-	-	-	(46,090)	(46,090)
At September 30, 2009	11,020,000	11,020	9,180	-	(55,043)	(34,843)

See accompanying notes to financial statements.

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)
	2009	2008
Cash Flows from Operating Activities:
Net (Loss) / Profit	(46,090)	7,364
Adjustments to Reconcile Net (Loss) / Profit to Net Cash Used in Operating Activities:
Common Stock Issuance for Services	-	200
Minority interest	(29,357)	-
Changes in Assets and Liabilities:
Increase in Accounts Receivable	(23,187)	(16,160)
Increase in Due from a Related Party	(29,855)	-
Increase in Inventory - resalable goods	(5,455)	-
Decrease / (Increase) in Prepaid Expenses	4,597	(4,597)
Increase in Accrued Expenses	7,932	500
Increase in Other Payable	26,067	5,000
Increase in Due to Directors	20,328	4,594
Increase in Accounts Payable	50,256	-
Increase in Non-Current Liabilities	31,000	-
Net Cash Provided by / (Used In) Operating Activities	6,236	(3,099)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:	-	-

Net Increase / (Decrease) in Cash	6,236	(3,099)
Cash - Beginning of Year	1,152	4,251
Cash - End of Year	7,388	1,152

Supplemental Disclosures of Cash Flow
Interest Paid	86	401
Income Taxes Paid	-	-

See accompanying notes to financial statements.

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Asiarim Corporation (the "Company") is a Nevada corporation, incorporated on June 15, 2007. In the current fiscal year, the Company was no longer a development stage enterprise, as defined by Accounting Standards Codification ASC 915 "Development Stage Entity" formerly Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting for Enterprises in the Development Stage". The Company ' s office is located in Hong Kong, China and its principal business is the sale and distribution of computer and multimedia products under the brand name "Commodore" and the provision of business consulting services.

2. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or capital financing to continue operations and the attainment of profitable operations. The management will seek to raise funds from strategic investors and or the shareholders.

Since June 15, 2007 (inception) to September 30, 2009, the Company has generated revenue of $111,463 and has incurred an accumulated deficit $55,043. As of September 30, 2009, its current liabilities exceed its current assets by $33,200, which may not be sufficient to pay for the operating expenses in the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company ' s ability to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principals generally accepted in the United States, and are expressed in U.S. dollars. The Company ' s fiscal year end is September 30.

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

Principles of Consolidation

The consolidated financial statements for year ended September 30, 2009 include the financial statements of the Company, its 50% subsidiary Commodore Asia Holdings Limited ("CAHL") and its indirect holding of Commodore Electronics Limited, a wholly owned subsidiary of CAHL. The Company consolidated the 50% ownership companies because of its ability to control the board of CAHL.

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively. All significant inter-company transactions and balances have been eliminated on consolidation.

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification ASC 260 "Earnings Per Share" formerly SFAS No. 128. "Earnings per Share" . ASC 260 requires presentation of both basic and diluted earnings per Share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Net Income (Loss) per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during year. Diluted loss per common share for the year ended September 30, 2009 and year ended December 31, 2008 are not presented as it would be anti-dilutive.

Fair Value Measurements and Disclosures

ASC 820 "Fair Value Measurements and Disclosures" codified SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". ASC 820 applies to all entities, transactions, and instruments that require or permit fair value measurements, with specific exceptions and qualifications. The Company is required to disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate are carrying values of such amounts.

Cash and Cash Equivalents
The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.
Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Inventories are written down if the estimated net realizable value is less than the recorded value.

Intangible Assets

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with ASC 350-50 "Website Development Cost" that codified the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") NO. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and the Emerging Issues Task Force (EITF) NO.00-2, "Accounting for Website Development Costs". The website development cost are divided into three stage, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development, In short, website development cost for internal use should be capitalized except content input and data conversion in content development stage.

Costs associated with the website consist primarily of website development costs paid to third party. These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational. Internal costs related to the development of website content will be charged to operations as incurred.

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Income Tax

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements " ("SAB 104 " ). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company ' s return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

Issuance of Shares for Service
The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.
Stock-based Compensation

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Employees' Benefits and Pension Obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes ("MPF schemes") pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Hong Kong subsidiary company to the MPF schemes were $1,076 and nil for the year September 30, 2009 and 2008, respectively.

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Segmented Reporting

The Company operates in two reportable segments. FASB ASC 280-10 (SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information"), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's operations segments include business consulting services and trading of computers.

Foreign Currency Translation

The Company ' s functional and reporting currency is the United States dollar. The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HKD) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of September 30, 2009 and 2008, there were no comprehensive income as the differences were immaterial.

Recent Pronouncements
Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

ASC 944, Financial Services - Insurance ("ASC 944") contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company's method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management's policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 5, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company's results of operations or financial position.

ASC 805, Business Combinations ("ASC 805") (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company's financial position or results of operations; however it will likely have an impact on the Company's accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

ASC 810, Consolidation ("ASC 810") includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent's ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

ASC 825, Financial Instruments ("ASC 825") includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November 15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company's results of operations or financial position.

ASC 820, Fair Value Measurements and Disclosures ("ASC 820") (formerly included under Statement of Financial Accounting Standards No. 157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company's use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

Fair value guidance in ASC 820 was initially effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years for financial assets and liabilities. The effective date of ASC 820 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities was fiscal years beginning after November 15, 2008. Guidance related to fair value measurements in an inactive market was effective in October 2008 and guidance related to orderly transactions under current market conditions was effective for interim and annual reporting periods ending after June 15, 2009.

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The difference between the carrying amounts and fair values of those financial instruments held upon initial adoption, on January 1, 2008, was recognized as a cumulative effect adjustment to the opening balance of retained earnings and was not material to the Company's financial position or results of operations. The Company implemented the guidance related to orderly transactions under current market conditions as of April 1, 2009, which also was not material to the Company's financial position or results of operations.

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recently Issued Standards

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASC Update No. 2009-05"). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
4. COMMON STOCK

On June 20, 2007, the Company issued 10,000,000 shares of the Company at $0.001 per share for cash proceeds of $10,000, of which 4,500,000 shares were issued to the President of the Company for $4,500.

On July 15, 2007, the Company issued 1,000,000 shares of the Company at $0.01 per share for cash proceeds of $10,000.

The Company filed a SB-2 Registration Statement with the United States Securities and Exchange Commission to register 3,590,000 shares of common stock held by existing shareholders for resale at $0.02 per share for gross proceeds of $71,800. The Company did not receive any proceeds with respect to the resale of shares held by existing shareholders. This SB-2 registration statement became effective on November 20, 2007.

On September 26, 2008, the Company issued 20,000 shares of the Company to a consultant for services at $0.01 per share for $200.

On September 1, 2009 the Company entered into a Participation Agreement to acquire a 100% interests in CIC Europe Holding B.V. and a 49% interests in Commodore International B.V. for cash consideration and the issuance of 11,020,000 shares in the Company, of which 3,673,333 shares shall be issued to Mr. Ben Van Wijhe, our current President. For further details of this transaction, refer to Note 8.

5. RELATED PARTY TRANSACTIONS
On June 27, 2007 a Director subscribed for 4,500,000 shares in the Company at $0.001 per share for a total amount of $4,500.
As of September 30, 2009 and 2008, the amount due to director was $55,922 and $4,594, respectively. The amount due to a director is unsecured, non-interest bearing and payable on demand.
During the year ended September 30, 2009 the Group had the following transactions with related parties:
a	Mr. Te Hwai Ho, director and former President of the Company received $12,000 each year for his services as consultant to the Company for the years ended September 30, 2009 and 2008;
b	The Group sold $29,855 of ultra mobile personal computers to CIC Europe B.V., a director of our subsidiary company; and
c

The Group paid $86 as interests to a loan due to a Director. As of September 30, 2009 this Director advance was fully paid during the year. As of September 30, 2008 the interest expense on the loan was $401.

In January 2010, 3,673,333 shares will be issued to Mr. Ben Van Wijhe whom will transfer to the Mitex Group Limited, a company partially owned by Mr. Ben Van Wijhe, Director and President of the Company under the Participation Agreement. For further details of this transaction, refer to Note 8.

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
6. INCOME TAX

No provision was made for income tax for the period from June 15, 2007 (Inception) to September 30, 2009 as the Company and its subsidiary had operating losses. For the year ended September 30, 2009, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $25,687 and $29,356, respectively. Total net operating losses carried forward at June 30, 2009, (i) for Federal and State purposes were $25,687 and $25,687, respectively and (ii) for its entities outside of the United States were $29,356 for the year ended September 30, 2009. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of September 30, 2009 was approximately $8,697 of which $3,853 was for US federal income tax and $4,844 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
September 30, 2009
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
Provision for income tax	-

Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	(16.5%)
Provision for income tax	-

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
7. SEGMENT REPORTING
Business Segments

For management purposes, the Group currently organized into two operating units - consulting services and trading of computers. Turnover represents the net amounts received and receivable for goods sold or services provided by the Group during the period. These units are the basis on which the Group reports its primary segment information.

Segment information about these businesses is presented below.
	Consulting Services For the year ended		Computer Trading For the year ended		Consolidated For the year ended
	2009 US$	2008 US$	2009 US$	2008 US$	2009 US$	2008 US$

Turnover	10,000	37,828	62,203	-	72,203	37,828
Segment results	1,200	24,428	(26,941)	-	(25,741)	24,428
Unallocated corporate income					-	-

Unallocated corporate expenses					(20,263)	(16,663)
(Loss)/profit from operations					(46,004)	7,765

Finance costs					(86)	(401)

(Loss)/profit for the period					(46,090)	7,364
					For the year ended 2008	For the year ended 2007
ASSETS
Segment assets	19,977	22,189	56,112	-	76,089	22,189

Unallocated corporate assets					7,388	1,152
Consolidated total assets					83,477	23,341
LIABILITIES
Segment liabilities	-	5,000	51,966	-	51,966	5,000

Unallocated corporate liabilities					66,354	7,094
Consolidated total liabilities					118,320	12,094
Depreciation of fixed assets	-	-	-	-	-	-

Impairment of goodwill/investments	-	-	-	-	-	-

Geographical Segments
The Group's customers are principally located in Hong Kong, PRC.

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8. SUBSEQUENT EVENTS
i) Acquisition of subsidiary

As announced in the Form 8-K, on September 1, 2009 the Company entered into a conditional Participation Agreement to acquire inter alia i) all the remaining shares, representing 50%, in the share capital of Commodore Asia Holdings Limited from CIC Europe Holding B.V.; ii) to acquire the 49% interests in the share capital of Commodore International B.V. held by Reunite Investments Inc.; and iii) to acquire all the issued share capital of CIC Europe Holdings B.V. held by its board of directors and Reunite Investments Inc.; against the issuance of 11,020,000 shares in the share capital of the Company and payment of an amount of up to Euro 2,500,000 during the course of business of 2 years commencing on the closing of the respective transactions. The transaction closed on January 6, 2010.

The consideration for the acquisition is a payment of up to Euro 2,000,000 and the issuance of 11,020,000 shares of the Company's common stock valued at $0.01 per share.
Business Combination
The purchase price was allocated as follows:
US$
Cash injection from sale of CAHL	1,500,000
Current assets	227,860
Due from former related companies	371,550
Bank overdraft	(19,990)
Due to a director	(257,070)
Due to a shareholder	(315,120)
Due to an affiliated company	(29,856)
Trade payables	(272,210)
Other payables	(326,280)
Accrued liabilities	(102,780)
Goodwill	834,096
1,610,200

Pro Forma Financials

The accompany pro forma condensed consolidated financial statements are provided for informational purposes only. The Pro Forma Consolidated Balance Sheet and Pro Forma Combined Statement of Operations are unaudited and are not necessarily indicative of the consolidated financial position which actually would have occurred if the above transactions had been consumed on September 30, nor does it purpose to present the operating results that would be achieved for future periods.

The Unaudited Pro-Forma Consolidated Financial Statements reflect financial information which gives pro-forma effect to the acquisition of 11,020,000 shares of the Company for the acquisition of CIC Europe Holding B.V., Commodore International B.V. and the remaining interests in Commodore Asia Holdings Limited.

The acquisition is to be recorded as a purchase acquisition. The Pro Forma Consolidated Balance Sheet included herein reflects the use of the purchase method of accounting for the above transaction.
Unaudited Pro Forma Consolidated Balance Sheet
The acquisition was completed on January 6, 2009 and has been accounted for in the consolidated balance sheet presented in the Pro Forma Condensed Consolidated Balance Sheet as at September 30, 2009.
Unaudited Pro Forma Consolidated Statement of Operations
The Pro Forma Combined Statement of Operations give effect to the above transaction as if it occurred on the earliest date of the period presented i.e. October 1, 2008.

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8. SUBSEQUENT EVENTS (Continued)
ASIARIM CORPORATION
UNAUDITED PRO-FORMA CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2009

US$
ASSETS

Non-current assets:
Investment in associated companies	750,000

Current assets:
Inventory - finished goods	5,455
Amount due from shareholder	370,000
Other receivable	298,494
Goodwill	863,453
2,287,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payable	352,322
Other payable	357,347
Accrued expenses	113,212
Bank overdraft	12,602
Amount due to shareholders	1,063,570
Amount due to directors	281,992
Total current liabilities	2,181,045

Non-current liabilities:
Amount due to a director	31,000
Minority interest	-

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 22,040,000 (2008: 11,020,000) shares
issued and outstanding	22,040
Additional paid up capital	108,360
Accumulated deficit during the development stage	(8,953)
Accumulated deficit	(46,090)
Total stockholders' equity	75,357
Total liabilities and stockholders' equity	2,287,402

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8. SUBSEQUENT EVENTS (Continued)
ASIARIM CORPORATION
UNAUDITED PRO-FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2009
US$

Net Revenues	437,203
Cost of Revenues	200,603
Gross Profits	236,600

Other General and Administrative Expenses	1,140,291

Loss from Operations	(903,691)

Other Expenses:
Interests	8,761

Net loss before minority interests	(912,407)

Share of loss of associate	0

Net loss	(912,407)

Weighted Average Basic and Diluted Shares	22,040,000

Loss Per Share Basic and Diluted	(0.04)

ii) Consulting agreement

Subsequent to the year end, in November 2009 the Company entered into an agreement with a consulting firm to provide investor relationship services to the Company. Under the agreement the Company shall pay $4,500 per month plus 15,000 restricted common shares each month effective from December 1, 2009 for a term of 4 months period.

iii) Compensation Agreement

Subsequent to the year end, on January 6, 2010 the Company entered into a compensation agreement with a former representative of CIC Europe Holding B.V. for previous costs incurred in developing the market. Under the agreement the Company shall pay a total compensation of $350,000 which shall be paid as to $75,000 on or before March 1, 2010 $75,000 on or before May 1, 2010 and $200,000 by July 1, 2010 and 250,000 common stock in the Company.