Form 10-Q
period 2009-12-31
ASIARIM CORP
filed 2010-02-18
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

Yes [ ] No [  x ]

The number of common equity shares outstanding as of January 5, 2009 was 11,020,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - December 31, 2009 (Unaudited)	3

	Consolidated Statements of Operations - For The Three Months Ended December 31, 2009 and 2008 (Unaudited)	4

	Consolidated Statements of Stockholders' Equity - For The Three Months Ended December 31, 2009 (Unaudited)	5

	Consolidated Statements of Cash Flows - For The Three Months ended December, 2009 and 2008 (Unaudited)	6

	Notes to Consolidated Financial Statements	7-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-29

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3	Defaults Upon Senior Securities	31

Item 4	Submission of Matters to a Vote of Security Holders	31

Item 5	Other Matters	31

Item 6.	Exhibits	31

SIGNATURES		32

PART I - FINANCIAL INFORMATION

ASIARIM CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2009 AND SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
	Note	December 31, 2009	September 30, 2009
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$12,710	$7,388
Accounts receivable		43,821	40,779
Amount due from a related company	4	30,455	29,855
Inventory - resalable goods		6,137	5,455
		--------------------	-------------------
Total assets		$93,123	$83,477
		============	===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY
Current liabilities:
Other payable		$10,866	$31,067
Accounts payable		50,256	50,256
Accrual expenses		20,432	10,432
Amount due to directors	6	77,779	24,922
		-------------------	-------------------
Total current liabilities		159,333	116,677
		-------------------	-------------------
Non-Current liabilities:

Amount due to a director	6	31,000	31,000
		-------------------	-------------------
Total non-current liabilities		31,000	31,000
		-------------------	-------------------
Total liabilities		190,333	147,677
		-------------------	-------------------
Minority Interest		(42,799)	(29,357)

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,020,000 shares issued and outstanding	5	11,020	11,020
Additional paid up capital		9,180	9,180
Accumulated deficits		(74,611)	(55,043)
		-------------------	-------------------
Total stockholders' deficit		(54,411)	(34,843)
		-------------------	-------------------
Total liabilities and stockholders' equity		$93,123	$83,477
		============	===========

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(Stated in US Dollars)
	Three Months Periods Ended December 31
	--------------------------------------------------
	2009	2008
	-----------------	-----------------

Net revenue	$9,412	$7,500

Cost of revenue	8,431	3,000
	----------------	---------------
Gross profit	981	4,500

Other general and administrative expenses	(33,991)	(8,307)
	----------------	---------------
Loss from operations	(33,010)	(3,807)

Other expenses
Interest expenses	-	1
	-----------------	--------------
Net Loss before minority interests	(33,010)	(3,808)

Minority interest	13,442	-
	-----------------	--------------
Net Loss	$(19,568)	$(3,808)
	=========	=========

Weighted average basic and diluted share outstanding *	11,020,000	11,020,000
	=========	===========
Loss per share - basic and diluted	$(0.00)	$(0.00)
	=========	==========
*	Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities.

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)

	Common stock		Additional			Total
	--------------------------------		paid-in	Accumulated		stockholders'
	Shares	Amount	capital	deficits		equity/(deficit)
	---------------	--------------	---------------	----------------		---------------
Balance at June 15, 2007(inception)	-	$-	$-	$-		$-

Issuance of founder shares for
cash at $0.001 per share -
June 20, 2007	10,000,000	10,000	-	-		10,000
Sale of shares for cash at $0.01
per share - July 15, 2007	1,000,000	1,000	9,000	-		10,000

Net loss	-	-	-	(16,317)		(16,317)
	-------------	-------------	---------------	----------------		--------------

Balance at September 30, 2007	11,000,000	11,000	9,000	(16,317)		3,683

Issuance of shares for services at $0.01 per share - September 26, 2008	20,000	-	200	-		200
Net profit	-	-	-	7,364		7,364
	--------------	-------------	----------------	----------------		--------------

Balance at September 30, 2008	11,020,000	11,000	9,200	(8,953)		11,247

Reclassification	-	20	(20)		-	-
Net loss	-	-	-	(46,090)		(46,090)
	-------------	-------------	----------------	----------------		---------------

Balance at September 30, 2009	11,020,000	$11,020	$9,180	$(55,043)		$(34,843)
Net loss	-	-	-	(19,568)		(19,568)
	-------------	-------------	----------------	----------------		---------------

Balance at December 31, 2009	11,020,000	$11,020	$9,180	$(74,611)		$(54,411)
	========	=======	=========	=========		========

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(Stated in US Dollars)

	Three months ended December 31, For the Nine
	2009	2008
	-----------------------	------------------------

Cash Flows from Operating Activities:
Net Loss	$(19,568)	$(3,808)

Minority interest	(13,442)	-
Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Changes in Assets and Liabilities:
(Increase) / Decrease in Accounts Receivable	(3,042)	500
Increase in Amount Due from a Related Company	(600)	-
Increase in Inventory- Resalable goods	(682)	-
Decrease in Prepaid Expenses	-	4,597
Increase in Accrued Expenses	10,000	2,361
Decrease in Other Payable	(20,200)	(5,000)
Increase in Amount Due to Directors	52,856	6,000
	-------------------	-------------------
Net Cash Provided by in Operating Activities	5,322	4,650
	-------------------	-------------------
Net Increase in Cash	5,322	4,650

Cash - Beginning of Period	7,388	1,152
	-------------------	-------------------
Cash - End of Period	$12,710	$5,802
	=============	=============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$1
	=============	=============
Income Taxes Paid	$-	$-
	=============	=============

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)

1. ORGANIZATION

Asiarim Corporation (the "Company") is a Nevada corporation, incorporated on June 15, 2007. In the current fiscal year, the Company's planned principal operations have commenced and there has been significant revenue therefrom. The Company was no longer a development stage enterprise, The Accounting Standards Codification ASC 915 "Development Stage Entity" sub-section 915-45-5 stated that the cumulative amounts and addition disclosures need not be shown when the Company is no longer in development stage. The Company ' s office is located in Hong Kong, China and its principal business is the sale and distribution of computer and multimedia products under the brand name "Commodore".

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

Since June 15, 2007 (inception) to December 31, 2009, the Company has generated revenue of $120,875 and has incurred an accumulated deficit $74,611. As of December 31, 2009, its current liabilities exceed its current assets by $66,210, which may not be sufficient to pay for the operating expenses in the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company ' s ability to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2009. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2009 included in the Company Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full year.

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

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
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

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Issuance of Shares for Service
The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.
Stock-based Compensation

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

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

Employees' Benefits and Pension Obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes ("MPF schemes") pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Hong Kong subsidiary company to the MPF schemes were $538 and for the three months ended December 31, 2009 and 2008, respectively.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Segmented Reporting

The Company operates in two reportable segments. FASB ASC 280-10 (SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information"), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's operations segments include business consulting services and trading of computers. However, the Company stopped the consulting services because of adverse market condition.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

ASC 944, Financial Services - Insurance ("ASC 944") contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company's method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management's policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company's results of operations or financial position.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recently Issued Standards

In August 2009, the FASB issued ASC Update ("ASU") No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASC Update No. 2009-05"). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update ("ASU") No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)." ("ASC Update No. 2009-13). This updates set forth the guidance on the existing multiple-element arrangement currently in FASB Topic 605-25 (Revenue Recognition - Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company does not expect that the implementation of ASU No. 2009-13 will have a material effect on its financial statements.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recently Issued Standards (Continued)

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

Accounting Standards Issued But Not Yet Effective

In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. The Update would affect all entities that are required to make disclosures about recurring and nonrecurring fair value measurements. The Board concluded that users will benefit from improved disclosures in this Update and that the benefits of the increased transparency in financial reporting will outweigh the costs of complying with the new requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 30, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact this update will have on our financial statements.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recently Issued Standards (Continued)
Accounting Standards Issued But Not Yet Effective (Continued)

In January 2010,  the Financial Accounting Standards Board ("FASB") issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification™, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

In December 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard update for improvements to financial reporting by enterprises involved with Variable Interest Entities. The subsections clarify the application of the General Subsections to certain legal entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support [FIN 46(R), paragraph 1, sequence 55.1] or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics: [FIN 46(R), paragraph 1, sequence 55.2:

a. The power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity's economic performance [FIN 46(R), paragraph 1, sequence 55.2.1];

b. The obligation to absorb the expected losses of the legal entity [FIN 46(R), paragraph 1, sequence 55.2.2];
c. The right to receive the expected residual returns of the legal entity. [FIN 46(R), paragraph 1, sequence 55.2.3].

The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The adoption of this update to improving the financial reporting by enterprises involved with Variable Interest Entities, as codified in ASC 810, did not have any impact on the Company's financial statements.

In December 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets. The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 166, Accounting for Transfers of Financial Assets. The adoption of this update did not have any impact on the Company's financial statements.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)
4. AMOUNT DUE FROM A RELATED COMPANY
	December 31, 2009	September 30, 2009
Name	$	$

CIC Europe B.V.	30,455	29,855
	=============	=============
CIC Europe B.V. is the corporate director of Commodore Asia Holding Limited, subsidiary of the company.
5. COMMON STOCK

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

On September 1, 2009 the Company entered into a Participation Agreement to acquire a 100% interests in CIC Europe Holding B.V. and a 49% interests in Commodore International B.V. for cash consideration and the issuance of 11,020,000 shares in the Company, of which 3,673,333 shares shall be issued to Mr. Ben Van Wijhe, the current President. For further details of this transaction, refer to Note 9.

6. RELATED PARTY TRANSACTIONS
On June 27, 2007 a Director subscribed for 4,500,000 shares in the Company at $0.001 per share for a total amount of $4,500.

As of December 31, 2009 and September 30,2009, the amount due to directors were $77,779 and $24,922, respectively. The amount due to a director is unsecured, non-interest bearing and payable on demand.

As of December 31, 2009 and September 30,2009, the non-current amount due to a director was $31,000 which is unsecured, non-interest bearing and payable on demand.
During the three months ended December 31, 2009 the Group had the following transactions with related parties:
a	Mr. Te Hwai Ho, director and former President of the Company received $3,000 for his services as consultant to the Company for the three months ended December 31, 2009 and 2008;
b	the Group sold $600 of ultra mobile personal computers to CIC Europe B.V., a director of the subsidiary; and

In January 2010, 3,673,333 shares will be issued to Mr. Ben Van Wijhe whom will transfer to the Mitex Group Limited, a company partially owned by Mr. Ben Van Wijhe, Director and President of the Company under the Participation Agreement. For further details of this transaction, refer to Note 9.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)

7. INCOME TAX

No provision was made for income tax for the period from June 15, 2007 (Inception) to December 31, 2009 as the Company and its subsidiary had operating losses. For the period from June 15, 2007 (Inception) to December 31, 2009, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $31,814 and $42,797, respectively. Total net operating losses carried forward at December 31, 2009, (i) for Federal and State purposes were $31,814 and $31,814, respectively and (ii) for its entities outside of the United States were $42,797 for the period ended December 31, 2009. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2009 was approximately $11,834 of which $4,772 was for US federal income tax and $7,062 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
December 31, 2009
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
----------------
Provision for income tax	-
=============
Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	(16.5%)
----------------
Provision for income tax	-
=============

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)

8. SEGMENT REPORTING
Business Segments

For management purposes, the Group currently organized into two operating units - consulting services and trading of computers. Turnover represents the net amounts received and receivable for goods sold or services provided by the Group during the period. These units are the basis on which the Group reports its primary segment information.

Segment information about these businesses is presented below.

	Consulting Services		Computer Trading		Consolidated
	For the three month ended		For the three months ended		For the three months ended
	2009	2008	2009	2008	2009	2008
	US$	US$	US$	US$	US$	US$

Turnover	-	7,500	9,412,		9,412	7,500
	========	========	========	========	=========	=========
Segment results	-	4,500	(12,461)		(12,461)	4,500
	========	========	========	========
Unallocated corporate income					-	-

Unallocated corporate expenses					(7,107)	(8,307)
					--------------	--------------
Loss from operations					(19,568)	(3,807)

Finance costs					-	(1)

Loss for the period					(19,568)	(3,808)
					=========	=========
					At December 31, 2009	At December 31, 2008
ASSETS
Segment assets	19,445	17,092	60,968	-	80,413	17,092

Unallocated corporate assets					12,710	5,802
					--------------	--------------
Consolidated total assets					93,123	22,894
					=========	=========
LIABILITIES
Segment liabilities	-	5,000	18,323	-	18,323	-

Unallocated corporate liabilities					129,211	15,455
					--------------	--------------
Consolidated total liabilities					147,534	15,455
					=========	=========
Depreciation of fixed assets	-	-	-	-	-	-

Impairment of goodwill/investments	-	-	-	-	-	-
	========	========	========	========	=========	=========
Geographical Segments
The Group's customers are principally located in Hong Kong, PRC.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)

9. SUBSEQUENT EVENTS
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
1,610,200
==============
Pro Forma Financials

The accompany pro forma consolidated financial statements are provided for informational purposes only. The pro forma consolidated balance sheets and pro forma consolidated statements of operations are unaudited and are not necessarily indicative of the consolidated financial position which actually would have occurred if the above transactions had been consumed on September 30, nor does it purpose to present the operating results that would be achieved for future periods.

The unaudited pro-forma consolidated financial statements reflect financial information which gives pro-forma effect to the acquisition of 11,020,000 shares of the Company for the acquisition of CIC Europe Holding B.V., Commodore International B.V. and the remaining interests in Commodore Asia Holdings Limited.

The acquisition is to be recorded as a purchase acquisition. The pro forma consolidated balance sheets included herein reflects the use of the purchase method of accounting for the above transaction.
Unaudited Pro Forma Consolidated Balance Sheet
The acquisition was completed on January 6, 2010 and has been accounted for in the consolidated balance sheet presented in the pro forma consolidated balance sheets as at September 30, 2009.
Unaudited Pro Forma Consolidated Statement of Operations
The pro forma consolidated statements of operations give effect to the above transaction as if it occurred on the earliest date of the period presented i.e. October 1, 2008.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)

9. SUBSEQUENT EVENTS (Continued)
ASIARIM CORPORATION
UNAUDITED PRO-FORMA CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009

US$
ASSETS

Non-current assets:
Investment in associated companies	750,000

Current assets:
Inventory - resalable goods	5,455
Amount due from shareholder	370,000
Other receivable	298,494
Goodwill	863,453
------------------
2,287,402
============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payable	352,322
Other payable	357,347
Accrued expenses	113,212
Bank overdraft	12,602
Amount due to shareholders	1,063,570
Amount due to directors	281,992
------------------
Total current liabilities	2,181,045
============
Non-current liabilities:
Amount due to a director	31,000
Minority interest	-

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 22,040,000 (2008: 11,020,000) shares
issued and outstanding	22,040
Additional paid up capital	108,360
Accumulated deficit	(55,043)
------------------
Total stockholders' equity	75,357
------------------
Total liabilities and stockholders' equity	2,287,402
============

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)

9. SUBSEQUENT EVENTS (Continued)
ASIARIM CORPORATION
UNAUDITED PRO-FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2009
US$

Net Revenues	437,203
Cost of Revenues	200,603
------------------
Gross Profits	236,600

Other General and Administrative Expenses	1,140,291
------------------
Loss from Operations	(903,691)
------------------
Other Expenses:
Interests	8,761
------------------
Net loss before minority interests	(912,407)

Share of loss of associate	0
------------------
Net loss	(912,407)
============

Weighted Average Basic and Diluted Shares	22,040,000
============
Loss Per Share Basic and Diluted	(0.04)
============
ii) Compensation Agreement

Subsequent to the year end, on January 6, 2010 the Company entered into a compensation agreement with a former representative of CIC Europe Holding B.V. for previous costs incurred in developing the market. Under the agreement, the Company shall pay a total compensation of $350,000 which shall be paid as to $75,000 on or before March 1, 2010 $75,000 on or before May 1, 2010 and $200,000 by July 1, 2010 and issuance of 250,000 common stock in the Company.

10. COMMITMENT

In November 2009 the Company entered into an agreement with a consulting firm to provide investor relationship services to the Company. Under the agreement, the Company shall pay $4,500 per month plus 15,000 restricted common shares each month for an aggregate commitment of cash of $18,000 and 60,000 shares in the Company effective from December 1, 2009 for a term of 4 months period.

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

Business Overview
Business Overview - Consulting services

The financial meltdown of the global economy has put many businesses in a very conservative operation for 2009. Our management consulting business was detrimentally affected by the overall sentiments of the capital market as businesses conserved or stopped expansion or postponed development efforts in their businesses. The Company therefore stopped its consulting services business during the fiscal year ended September 30, 2009 and focused exclusively in the computer electronics business.

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
Business Segment and Development

As disclosed in our 10K Filing for the fiscal year ended September 30, 2009 the Company has started setting up the corporate structure and the business operations in Asia. The Company has 1) set up the manufacturing operations with our manufacturing partners, 2) set up the sales fulfillment network with selective countries in the Asia Pacific and Africa, 3) opened selected markets in Asia and Africa and 4) introduced a new exciting line of netbook computers, notebook computers, Pen Touch computers and monitors, Pen Touch Tablet computers, Multimedia Internet Device ("MID"), and a line of entertainment devices.

During the three months ended December 31, 2009, the Company continued to prepare the product line up for 2010, and in particular for the 2010 CES show In Las Vegas. We have focused mainly to identify and secure the product line for 2010. We have now introduced a new line of LED TVs and tablet computers.

With the completion of the acquisition of CIC Europe Holding B.V. in January 2010, we have now consolidated the worldwide operation under the Company. We plan to introduce our new line of computer and entertainment products into the USA and European markets in the first half of 2010. We will select distributors in each region and countries to represent our products. On the other side, the Asia Pacific operation expects to select distributors in Australia, Malaysia, China and select countries in Africa in the coming 3 months.

In January 2010, the Company presented its products at the 2010 Consumer Electronic Show in Las Vegas with overwhelming interests from retailers and distributors. We expect to carry these interests into sales orders for the coming year. Although the computer market is extremely competitive, the COMMODORE name still carries many nostalgic memories for computer users where it represents their first computer experience. Thus we believe that our quality products and brand name will stir up the emotional response for users and choose our products over our competitors due to affiliation to the COMMODORE brand.

Our efforts now are to realize some of these interests into sales opportunities. Going forward, the Company will establish sales networks in United Kingdom, USA, China and Australia to launch our products.

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
Results of Operations
FOR THE THREE MONTHS ENDED DECMBER 31, 2009 AND 2008.
REVENUES

The Company has realized revenue of $9,412 for the three months period ended December 31, 2009 and such revenue was mainly derived from the sale of computer products. The Company incurred a cost of revenue of $8,431, achieving a gross profit of $981 for the three months period ended December 31, 2009. For the three months period ended December 31, 2008, the Group realized revenue of $7,500 which was mainly derived from consulting services and a cost of revenue of $3,000 achieving a gross profit of $4,500. We hope to generate additional revenue as we establish additional distributors.

OPERATING EXPENSES

For the three months period ended December 31, 2009, our gross profit was $981 and our total operating expenses were $33,991, all of which were selling, general and administrative expenses, and loss attributable to minority interest of $13,442. Our net loss to our shareholders for the three months period ended December 31, 2009 was $19,568. This is in comparison to the same period ended December 31, 2008 where our gross profit was $4,500 and our total operating expenses were $8,307, all of which were general and administration expenses. We also had $1 in interest expenses and the net loss to our shareholders was $3,808 for the three months ended December 31, 2008.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of December 31, 2009, we had 12,710 in cash. We expect to incur a minimum of $500,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $300,000 in product development, $10,000 website development; $70,000 in marketing expenses, and $120,000 in general administrative expenses such as for salaries, corporate, legal and accounting fees, office overhead and general working capital.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended September 30, 2009 regarding concerns about our ability to continue as a going concern. During the quarter ended December 31, 2009 the Company had revenues of $9,412 and incurred a net loss of $19,568; and an accumulated net loss of $74,611 for the period from June 15, 2007 (inception) to December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding new clients to our customer base and entering into new profitable businesses. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount sand classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Quantitative and Qualitative Disclosures about Market Risk:
A smaller reporting company is not required to provide the information required by this Item.
Off-Balance Sheet Arrangements:
Other than as disclosed in the financial statements, the Company has no off-balance sheet obligations or guarantees and has not historically used special purpose entities for any transactions.
Item 4T. Controls and Procedures.
Evaluation of Controls and Procedures:

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:
*

We were unable to maintain any segregation of duties within our business operations due to our reliance on limited personnel. While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is to separate the responsibilities of Principal Executive Officer and Principal Financial Officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
There was no matter submitted to a vote of security holders during the quarter ended December 31, 2009.
Item 5. Other Information.
None.
Item 6. Exhibits
Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d14(a) Certification of CEO (Attached Hereto)

31.2	Rule 13a-14(a)/15d14(a) Certification of CFO (Attached Hereto)

32.1	Section 1350 Certification of CEO (Attached Hereto)

32.2	Section 1350 Certification of CFO (Attached Hereto)

1	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2007.

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Asiarim Corporation
a Nevada corporation
Date: February 18, 2010	/s/ Ben van Wijhe
---------------------------------------
Ben van Wijhe
Principal Executive Officer
Date: February 18, 2010	/s/ HO Te Hwai
---------------------------------------
HO Te Hwai
Principal Financial Officer

EXHIBIT 31.1
Certification of Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427
I, Ben van Wijhe, certify that:
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
Dated: February 18, 2010 /s/ Ben van Wijhe Ben van Wijhe (Chief Executive Officer)

EXHIBIT 31.2
Certification of Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427
I, Te Hwai Ho, certify that:
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
Dated: February 18, 2010 /s/ Te Hwai Ho Te Hwai Ho (Chief Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asiarim Corporation a Nevada corporation (the "Company") on Form 10-Q for the three months period ending December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Ben van Wijhe, Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: February 18, 2010 /s/ Ben van Wijhe Ben van Wijhe (Chief Executive Officer)

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asiarim Corporation a Nevada corporation (the "Company") on Form 10-Q for the three months period ending December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Te Hwai Ho, Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: February 18, 2010 /s/ Te Hwai Ho Te Hwai Ho (Chief Financial Officer)