Form 10-Q
period 2010-03-31
ASIARIM CORP
filed 2010-05-20
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

+1 702 328-3867
(Registrant's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former
Fiscal Year if Changed Since Last Report)

Indicate by check make whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ] No [ x ]

Indicate by check make whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer  [    ] Accelerated Filer [     ] Non-Accelerated Filer [    ] Smaller Reporting Company [ x ]

SEC 1296 (03-10)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [ x ]

The number of common equity shares outstanding as of May 5, 2010 was 22,350,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - March 31, 2010 (Unaudited)	3-4

	Consolidated Statements of Operations - Three Months and Six Months Ended March 31, 2010 and 2009 (Unaudited)	5

	Consolidated Statements of Stockholders' Equity - For The Period From June 15, 2007 (Inception) To March 31, 2010 (Unaudited)	6-7

	Consolidated Statements of Cash Flows - For The Six Months ended March, 2010 and 2009 (Unaudited)	8-9

	Notes to Consolidated Financial Statements	10-29

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30-36

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	37

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	38

Item 1A	Risk Factors	38

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3	Defaults Upon Senior Securities	38

Item 4	(Removed and Reserved)	38

Item 5	Other Information	38

Item 6.	Exhibits	38

SIGNATURES		39

PART I - FINANCIAL INFORMATION

ASIARIM CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2010 AND SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
	Note	March 31, 2010	September 30, 2009
		US$	US$
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		-	7,388
Accounts and other receivables and prepayments		454,520	40,779
Amount due from a related company		-	29,855
Prepaid expenses		1,350	-
Inventory - resalable goods		6,325	5,455
		------------------	-----------------
Total current assets		462,195	83,477

Non-Current assets:
Goodwill	7	2,567,556	-
		------------------	-----------------
		3,029,751	83,477
		===========	==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY
Current liabilities:
Bank overdraft		7,833	-
Accounts payable		297,849	50,256
Other payable		496,239	31,067
Accrual expenses		240,357	10,432
Amount due to related parties	4	1,863,212	-
Amount due to directors	6	498,187	24,922
		-----------------	-----------------
Total current liabilities		3,403,677	116,677
		-----------------	-----------------
Non-Current liabilities:

Amount due to a director	6	-	31,000
		-----------------	-----------------
Total non-current liabilities		-	31,000
		-----------------	-----------------
Total liabilities		3,403,677	147,677
		-----------------	-----------------
Minority Interest		-	(29,357)

ASIARIM CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2010 AND SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
Note	March 31, 2010	September 30, 2009
	US$	US$
	(Unaudited)	(Audited)
Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 22,350,000 (2009: 11,020,000) shares issued and outstanding	5	22,350	11,020
Additional paid up capital		108,360	9,180
Comprehensive income		242,911	-
Accumulated deficits		(747,547)	(55,043)
		-------------------	-------------------
Total stockholders' deficit		(373,926)	(34,843)
		-------------------	-------------------
Total liabilities and stockholders' equity		3,029,751	83,477
		============	===========

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	US$	US$	US$	US$
	-----------------	-----------------	-----------------	-----------------

Net Revenues	200	22,483	9,612	29,983
Cost of Revenues	260	22,552	8,691	25,552
	-----------------	-----------------	-----------------	-----------------
Gross Profits	(60)	(69)	921	4,431

Other General and Administrative Expenses	649,846	21,103	683,837	29,410
	-----------------	-----------------	------------------	------------------
Loss from Operations	(649,906)	(21,172)	(682,916)	(24,979)

Other Income /(Expenses)
Interests expenses	23,030	85	23,030	86
	-----------------	-----------------	------------------	------------------
Net Loss before minority interest	(672,936)	(21,257)	(705,946)	(25,065)
Minority interest	-	9,406	13,442	9,406
	-----------------	-----------------	------------------	------------------
Net Loss	(672,936)	(11,851)	(692,504)	(15,659)
	==========	==========	==========	==========

Weighted Average Basic and Diluted Shares Outstanding*	13,026,889	11,020,000	12,012,418	11,020,000
	==========	==========	==========	==========

Loss Per Share - basic and diluted (US$)	(0.00)	(0.00)	(0.00)	(0.00)
	==========	=========	===========	=========

*	Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities.

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)
	Common stock			Deficit accumulated during the			Total
	-------------------------------		Additional	development	Comprehensive	Accumulated	stockholders'
	Shares	Amount	paid-in capital	stage	Income	Deficits	equity (deficit)
	----------------	--------------------	------------------	-----------------	-----------------	------------------	-----------------
		US$	US$	US$	US$	US$	US$

Balance at June 15, 2007(inception)	-	-	-	-	-	-	-

Issuance of founder shares for cash at $0.001 per share - June 20, 2007	10,000,000	10,000	-	-	-	-	10,000

Sale of shares for cash at $0.01 per share - July 15, 2007	1,000,000	1,000	9,000	-	-	-	10,000

Net loss	-	-	-	(16,317)	-	-	(16,317)
	----------------	--------------------	------------------	-----------------	-----------------	-----------------	----------------
Balance at September 30, 2007	11,000,000	11,000	9,000	(16,317)	-	-	3,683

Issuance of shares for services at $0.01 per share - September 26, 2008	20,000	-	200	-	-	-	200

Net profit	-	-	-	7,364	-	-	7,364
	----------------	--------------------	------------------	-----------------	-----------------	-----------------	----------------
Balance at September 30, 2008	11,020,000	11,000	9,200	(8,953)	-	-	11,247

Transfer to accumulated deficits	-	-	-	8,953	-	((8,953)	-

Reclassification	-	20	(20)	-	-	-	-

Net loss	-	-	-	-	-	(46,090)	(46,090)
	----------------	--------------------	------------------	-----------------	-----------------	-----------------	----------------
Balance at September 30, 2009	11,020,000	11,020	9,180	-	-	(55,043)	(34,843)

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)
Common stock			Deficit accumulated during the			Total
-------------------------------		Additional	development	Comprehensive	Accumulated	stockholders'
Shares	Amount	paid-in capital	stage	Income	Deficits	equity (deficit)
----------------	------------------	------------------	-----------------	-----------------	------------------	-----------------
	US$	US$	US$	US$	US$	US$
Issuance of shares for services at $0.001 per share	60,000	60	-	-	-	-	60

Issuance of shares for services at $0.001 per share	250,000	250					250

Issuance of shares for acquired subsidiaries	11,020,000	11,020	99.180	-	-	-	110,200

Comprehensive income	-	-	-	-	242,911	-	242,911

Net loss	-	-	-	-	-	(692,504)	(692,504)
	----------------	------------------	------------------	----------------	-----------------	-----------------	----------------
Balance at March 31, 2010	22,350,000	22,350	108,360	-	242,911	(747,547)	(373,926)
	==========	==========	=========	========	========	=========	=========

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)
		Six months ended March 31,
		2010	2009
		----------------------	--------------------
		US$	US$

Cash Flows from Operating Activities:
Net Loss		(692,504)	(15,659)
Adjustments to reconcile net profit/(loss) to net
cash used in operating activities:
Common stock issuance for services		310	-
Minority interest		29,357	(9,406)
Changes in assets and Liabilities:
Increase in accounts receivables		(413,741)	(52,256)
Decrease in amount due from a related party		29,855	-
Increase in inventory- resalable goods		(870)	-
(Increase)/decrease in prepaid expenses		(1,350)	4,597
Increase in account payable		247,593	-
Increase in accrued expenses		229,925	2,946
Decrease in other payable		509,070	12,505
Increase in amount due to directors		442,265	11,557
Increase in amount due to related parties		1,863,212	-
Increase in account payable		-	50,256
		------------------	------------------
Net cash (used in)/ provided by in operating activities		2,243,122	4,540

Cash flows from investing activities:
Payment consideration for acquiring subsidiaries	10	(2,611,454)	-
Shares issuance for acquisition of subsidiaries		110,200	-
		------------------	------------------
Net cash provided by investing activities		(2,501,254)	-

Cash flows from financing activities:		-	-
		------------------	------------------
Net increase/(decrease) in cash and cash equivalents		(258,132)	4,540
Effect of exchange rate changes on cash and cash equivalents		242,911	-

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)
Six months ended March 31,
2010	2009
----------------------	--------------------
US$	US$
Cash and cash equivalents, beginning	7,388	1,152
	------------------	------------------
Cash and cash equivalent, ending	(7,833)	5,692
	==========	===========

Supplemental Disclosures of Cash Flow Information:
Interest Paid	23,030	86
	==========	===========
Income Taxes Paid	-	-
	==========	==========

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

1. ORGANIZATION

Asiarim Corporation (the "Company") is a Nevada corporation, incorporated on June 15, 2007. In the prior fiscal year, the Company's planned principal operations have commenced and there has been significant revenue therefrom. The Company was no longer a development stage enterprise, The Accounting Standards Codification ASC 915 "Development Stage Entity" sub-section 915-45-5 stated that the cumulative amounts and addition disclosures need not be shown when the Company is no longer in development stage. The Company's office is located in Haerstraat, The Netherlands and in Hong Kong, China and its principal business is the sale and distribution of computer and multimedia products under the brand name "Commodore".

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

Since June 15, 2007 (inception) to March 31, 2010, the Company has generated revenue of $121,075 and has incurred an accumulated deficit $747,547. As of March 31, 2010, its current liabilities exceed its current assets by $2,941,482, which may not be sufficient to pay for the operating expenses and debt obligations in the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company ' s ability to continue as a going concern.

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Principles of Consolidation

The consolidated financial statements for the period ended March 31, 2010 include the financial statements of the Company, its 100% subsidiary Commodore Asia Holdings Limited ("CAHL") and its indirect holding of Commodore Electronics Limited, a wholly owned subsidiary of CAHL, and its 100% subsidiary Commodore International B.V., Commodore Holding B.V. and CIC Europe Holding B.V.

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with ASC 350-50 "Website Development Cost" that codified the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") NO. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and the Emerging Issues Task Force (EITF) NO.00-2, "Accounting for Website Development Costs". The website development costs are divided into three stage, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development, In short, website development cost for internal use should be capitalized except content input and data conversion in content development stage.

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010
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

Employees' Benefits and Pension Obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes ("MPF schemes") pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Hong Kong subsidiary company to the MPF schemes were $549 and for the three months ended March 31, 2010 (3 months ended March 31, 2009: Nil).

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARC 31, 2010
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

Foreign Currency Translation

The Company ' s functional and reporting currency is the United States dollar. The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HKD) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of March 31, 2010, the comprehensive income was $242,911 (September 30, 2009: Nil).

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010
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
FOR THE SIX MONTHS ENDED MARCH 31, 2010
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
FOR THE SIX MONTHS ENDED MARCH 31, 2010
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
FOR THE SIX MONTHS ENDED MARCH 31, 2010
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
FOR THE SIX MONTHS ENDED MARCH 31, 2010
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

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

4. AMOUNT DUE TO RELATED PARTIES
	March 31, 2010	September 30, 2009
Name	US$	US$

Reunite Investments Inc. (Note i)	1,123,542	-
Due to former executive (Note ii)	350,000	-
Eugene van Os (Note iii)	389,670	-
	------------------------	------------------------
	1,863,212	-
	=============	==============

The above related parties are all shareholders of the Company.

i) The amount due to Reunite Investments inc. is secured against certain pledges of the Companies subsidiaries as set out in Note 11

ii) On January 6, 2010 the Company entered into a compensation agreement with a former representative of CIC Europe Holding B.V., namely Vision Marketing Inc., for previous costs incurred in developing the market. Under the agreement, the Company shall pay a total compensation of $350,000 which shall be paid as to $75,000 on or before March 1, 2010 $75,000 on or before May 1, 2010 and $200,000 by July 1, 2010 and issuance of 250,000 common stock in the Company. As at the date of this report, the Company has not paid any amounts due.

iii) The amount due to Mr. van Os, a director of our European operation is on demand.

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

On September 1, 2009 the Company entered into a Participation Agreement to acquire a 100% interests in CIC Europe Holding B.V. and a 49% interests in Commodore International B.V. for cash consideration and the issuance of 11,020,000 shares in the Company, of which 3,673,333 shares shall be issued to Mr. Ben van Wijhe, the current President. For further details of this transaction, refer to Note 7.

In January 2010, the Company issued a total of 310,000 shares for services provided to the Company and as par tor the compensation agreement to a former executive of CIC Europe Holding B.V.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

6. RELATED PARTY TRANSACTIONS
On June 27, 2007 a Director subscribed for 4,500,000 shares in the Company at $0.001 per share for a total amount of $4,500.

As of March 31, 2010 and September 30, 2009, the amount due to director was $498,187 and $24,922, respectively. The amount due to a directors are unsecured, non-interest bearing and payable on demand, except for $31,000 which is payable on December 31, 2010.

As of March 31, 2010 and September 30, 2009, the non-current amount due to director was nil and $31,000, respectively, which is unsecured, non-interest bearing and payable on December 31, 2010.
During the three months ended March 31, 2010, the Group had the following transactions with related parties:
a	Mr. Te Hwai Ho, director and former President of the Company received $6,000 for his services as consultant to the Company for the six months ended March 31, 2010 and 2009; and
b	the Group sold $600 of ultra mobile personal computers to CIC Europe B.V., a director of the subsidiary.

In January 2010, 3,673,333 shares will be issued to Mr. Ben van Wijhe whom will transfer to the Mitex Group Limited, a company partially owned by Mr. Ben van Wijhe, Director and President of the Company under the Participation Agreement. For further details of this transaction, refer to Note 7.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

7. ACQUISITION OF SUBSIDIARY COMPANIES

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

In February 2010, the Group entered into an agreement to acquire 51% of Commodore International B.V. for a consideration of Euro 300,000. After the purchase, Commodore International B.V. became a wholly owned subsidiary of the Company.

The purchase price for the two transactions has been highlighted below.
Business Combination
The purchase price of CIC Europe Holding B.V. was allocated as follows:
US$
Other receivables	416,112
Bank	(19,454)
Due to related parties	(418,740)
Due to an affiliated company	(29,851)
Due to a director	(370,983)
Trade payables	(300,220)
Other payables	(354,250)
Accrued liabilities	(185,170)
Cash injection to group company	1,440,000
Goodwill	1,372,756
--------------
1,550,200
========

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

7. ACQUISITION OF SUBSIDIARY COMPANIES (Continued)
The purchase price of Commodore International B.V. was allocated as follows:
US$
Trade and other creditors	42,800
Goodwill	1,194,800
--------------
Cash consideration paid	1,152,000
========
Total amounts of goodwill are as following:
US$
Goodwill from acquisition of CIC Europe
Holding B.V.	1,372,756
Goodwill from acquisition of Commodore
International B.V.	1,194,800
------------
Total amounts	2,567,556
========
Pro Forma Financials

The accompanying pro forma consolidated financial statements are provided for informational purposes only. The pro forma consolidated balance sheets and pro forma consolidated statements of operations are unaudited and are not necessarily indicative of the consolidated financial position which actually would have occurred if the above transactions had been consumed on September 30, or does it propose  to present the operating results that would be achieved for future periods.

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

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

7. ACQUISITION OF SUBSIDIARY COMPANIES (Continued)
ASIARIM CORPORATION
UNAUDITED PRO-FORMA CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009

US$
ASSETS

Non-current assets:
Investment in associated companies	750,000

Current assets:
Inventory - resalable goods	5,455
Amount due from shareholder	370,000
Other receivable	298,494
Goodwill	863,453
----------------
2,287,402
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payable	352,322
Other payable	357,347
Accrued expenses	113,212
Bank overdraft	12,602
Amount due to shareholders	1,063,570
Amount due to directors	281,992
----------------
Total current liabilities	2,181,045
----------------
Non-current liabilities:
Amount due to a director	31,000
Minority interest	-

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 22,040,000 (2008: 11,020,000) shares
issued and outstanding	22,040
Additional paid up capital	108,360
Accumulated deficit	(55,043)
----------------
Total stockholders' equity	75,357
----------------
Total liabilities and stockholders' equity	2,287,402
=========

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

7. ACQUISITION OF SUBSIDIARY COMPANIES (Continued)
ASIARIM CORPORATION
UNAUDITED PRO-FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2009
US$

Net Revenues	437,203
Cost of Revenues	200,603
----------------
Gross Profits	236,600

Other General and Administrative Expenses	1,140,291
----------------
Loss from Operations	(903,691)
----------------
Other Expenses:
Interests	8,761
----------------
Net loss before minority interests	(912,407)

Share of loss of associate	0
----------------
Net loss	(912,407)
=========

Weighted Average Basic and Diluted Shares	22,040,000
=========
Loss Per Share Basic and Diluted	(0.04)
=========

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

8. INCOME TAX

No provision was made for income tax for the period from June 15, 2007 (Inception) to March 31, 2010 as the Company and its subsidiary had operating losses. For the period from June 15, 2007 (Inception) to March 31, 2010, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $397,311 and $350,236, respectively. Total net operating losses carried forward at March 31, 2010, (i) for Federal and State purposes were $397,311 and $397,311, respectively and (ii) for its entities outside of the United States were $350,236 for the period ended March 31, 2010. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of March 31, 2010 was approximately $185,265 of which $59,597 was for US federal income tax and $10,129 was for Hong Kong income tax and $115,539 was for Europe income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States, Hong Kong and Europe statutory rate and the Group's provision for income taxes is as follows:
March 31, 2010
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
---------------------
Provision for income tax	-
============

Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	(16.5%)
--------------------
Provision for income tax	-
============

Europe statutory rate	40%
Valuation allowance - Europe Rate	(40%)
--------------------
Provision for income tax	-
============

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

9. SEGMENT REPORTING
Business Segments

For management purposes, the Group currently organized into two operating units - consulting services and trading of computers. Turnover represents the net amounts received and receivable for goods sold or services provided by the Group during the period. These units are the basis on which the Group reports its primary segment information.

Segment information about these businesses is presented below.
For the three months ended	Consulting Service		Computer Trading		Brand Operation		Consolidated
March 31, 2010 and 2009	----------------		-------------------		-----------------		----------------------
	2010	2009	2010	2009	2010	2009	2010	2009
	--------	--------	--------	-------	--------	-------	---------	----------
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	0	2,500	200	19,983	0	0	200	22,483
	--------	--------	--------	-------	--------	-------	---------	----------
Segment Results	0	(500)	(60)	431	0	0	(60)	(69)
	--------	--------	--------	-------	--------	-------	---------	----------
Unallocated corporate income							0	0
Unallocated corporate expenses							(649,846)	(21,103)
							----------	---------
(Loss) / profit form operations							(649,906)	(21,172)
Finance costs							(23,030)	(85)
							----------	---------
(Loss) / profit for the period							(672,936)	(21,257)
							======	======

As of 31 Mar 2010 and 2009							31 Mar 2010	31 Mar 2009
ASSETS							US$	US$
Segment assets	8,774	19,592	1,867,627	50,256	1,152,000	0	3,028,401	69,848
Unallocated corporate assets							1,350	5,692
							----------	---------
Consolidated total assets							3,029,751	75,540
							======	======
LIABILITIES
Segment liabilities	0	5,446	1,602,070	67,761	444,360	0	2,046,430	73,207
Unallocated corporate liabilities							1,357,247	6,745
							----------	---------
Consolidated total liabilities							3,403,677	79,952
							======	======
Geographical Segments
The Group's customers are principally located in Hong Kong, PRC.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

10. NOTE TO CONSOLIDATED CASH FLOW STATEMENT
Purchase of interests in subsidiaries
Net assets acquired:	March 31, 2010	September 30, 2009
	US$	US$

Amount due to related party	(29,851)	-
Other receivables	416,112	-
Due to related parties	(418,740)	-
Due to a director	(370,983)	-
Trade creditors	(345,580)	-
Other creditors	(351,690)	-
Accrued liabilities	(185,170)	-
	---------------------	---------------------
	(1,285,902)	-

Cash injected into subsidiary	1,440,000	-
Goodwill	2,567,556	-
	--------------------	--------------------
	2,721,654	-
	============	============

Represented by:

Shares issue	110,200	-
Acquired bank overdraft	19,454	-
Cash consideration	2,592,000	-
	--------------------	--------------------
	2,721,654	-
	============	============
The analysis of net inflow of cash and cash equivalents in respect of the purchase of additional interests in subsidiaries is as follows:
	March 31, 2010	September 30, 2009
	US$	US$

Cash consideration paid	(2,592,000)	-
Bank overdraft of acquired subsidiaries	(19,454)	-
	--------------------	---------------------
	(2,611,454)	-
	============	============

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

11. COMMITMENTS
i)	The Group has a lease commitment of about US$95,000 until the end of February 2011 relating to the office in Oldenzaal.
ii)	The shares of Commodore Holding B.V. are pledged as security for the debts of Reunite Investment Inc. for about US$1,870,000.
iii)

51% of the shares of Commodore Holding B.V. are pledged to third parties if the Company fails to pay the debt obligations of US$530,000 on or before April 30, 2010 and US$400,000 on or before June 30, 2010.

iv)

The Group has pledged the Commodore trademark for the territory of Benelux as security for a debt of the former controlling shareholder of Commodore Europe B.V. in the amount of approximately US$2.4 million.

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

In January 2009, the Company entered into an agreement to source, manufacture, market, sell and distribute of Commodore branded products. The Company commenced purchasing and selling of samples of Commodore products at the ended March 31, 2009 and commenced commercial sales operation for its consumer electronics in May 2009.

In February 2010, the Company entered into an agreement to acquire the other 51% of Commodore International B.V. for a total amount of Euro300,000. The Company now has the ownership rights for the Commodore brand and has now secured the extended operation in Europe. We believe that acquiring such assets will enable us to provide future growth to the Group. At the date hereof, the Company still has not made any payment in respect of these acquisitions and will need to raise money to pay off the payment obligations.

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

In February 2010, the Company entered into an agreement to acquire the other 51% of Commodore International B.V. for a total amount of Euro300,000. After the acquisition, the Company now has the ownership rights for the Commodore brand and has now secured the extended operation in Europe. We believe that acquiring such assets will enable us to provide future growth to the Group. At the date hereof, the Company still has not made any payment in respect of these acquisitions and will need to raise money to pay off the payment obligations.

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

During the three months ended March 31, 2010, the Company continued to prepare the product line up for 2010, and in particular to follow up on the leads from the 2010 CES show In Las Vegas. We have focused mainly to identify and secure the product line for 2010. During this quarter we have made organization and structure change. Furthermore we are working with our customers on indication 2010 orders, and we are still working to secure such sales orders with proper guarantee payments to the factories. For 2010, our primary focus will be in the notebook and netbooks, and the smart phone markets. We will let the other product lines to be launched in 2011.

With the completion of the acquisition of CIC Europe Holding B.V. in January 2010, we have now consolidated the worldwide operation under the Company. After securing the plan we plan to introduce our new line of computer and entertainment products into the USA and European markets in the second half of 2010. We will select distributors in each region and countries to represent our products. Furthermore with additional funding, the Asia Pacific operation expects to select distributors in Australia, Malaysia, China and select countries in Africa in the coming 3 months.

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

Brand Licensing & Distribution

The Company has introduced the re-launch of COMMODORE branded products at the 2010 Consumer Electronics Show in Las Vegas to its customers worldwide. We are working on securing the orders for the coming year.

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

Products
Our current computer products are notebooks, UMPCs in the MID category.

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
Results of Operations
FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED MARCH 31, 2010 AND 2009.
REVENUES

The Company has realized revenue of $200 for the three months period ended March 31, 2010 and such revenue was derived from the sale of computer products. The Company incurred a cost of revenue of $260, achieving a gross loss of $60 for the three months period ended March 31, 2010. For the three months period ended March 31, 2009, the Group realized revenue of $22,483 which was mainly derived from sale of computer products and a cost of revenue of $22,552achieving a gross loss of $69. We hope to generate additional revenue as we are establishing additional distributors.

The Company has realized revenue of $9,612 for the six months period ended March 31, 2010 and such revenue was derived from the sale of computer products. The Company incurred a cost of revenue of $8,691, achieving a gross profitof $921 for the six months period ended March 31, 2010. For the six months period ended March 31, 2009, the Group realized revenue of $29,983 which was mainly derived from sale of computer products and a cost of revenue of $25,552achieving a gross profit of $4,431. We hope to generate additional revenue as we are establishing additional distributors

OPERATING EXPENSES

For the three months period ended March 31, 2010, our gross loss was $60 and our total operating expenses were $649,846, all of which were selling, general and administrative expenses. We also had $23,030 in interest expenses and net loss to our shareholders for the three months period ended March 31, 2010 was $672,936. This is in comparison to the same period ended March 31, 2009 where our gross loss was $69 and our total operating expenses were $21,103, all of which were general and administration expenses. We also had $85 in interest expenses and loss attributable to minority interest of $9,406 and the net loss to our shareholders was $11,851 for the three months ended March 31, 2009. The main factor for the increase in the losses were the compensation agreement with a former representative of CIC Europe Holding BV for $350,000, the increase in costs attributable from the European operation with administration costs of about $288,848. In the three months ended March 31, 2009 there were no such costs of this nature

For the six months period ended March 31, 2010, our gross profit was $921 and our total operating expenses were $683,837, all of which were selling, general and administrative expenses, and loss attributable to minority interest of $13,442. We also had $23,030 in interest expenses. Our net loss to our shareholders for the six months period ended March 31, 2010 was $692,504. This is in comparison to the same period ended March 31, 2009 where our gross profit was $4,431 and our total operating expenses were $29,410, all of which were general and administration expenses. We also had $86 in interest expenses and the loss attributable to minority interest of $9,406. Our net loss to our shareholders was $15,659for the six months ended March 31, 2009. The main factor for the increase in the losses were the compensation agreement with a former representative of CIC Europe Holding BV for $350,000, the increase in costs attributable from the European operation with administration costs of about $288,848. In the six months ended March 31, 2009 there were no such costs of this nature.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of March 31, 2010, we had an overdraft cash position. With the acquisition of the European operation and the Commodore brand, we expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations on top of our debt obligation as shown in the financial statements of the Company. We estimate that this will be comprised of the following expenses: $600,000 in product development and production costs, $10,000 website development; $100,000 in marketing expenses, and $290,000 in general administrative expenses such as for salaries, corporate, legal and accounting fees, office overhead and general working capital.

In January 2007, the Company closed the transaction to acquire the Commodore European operation and to acquire 49% of the Commodore brand. In February 2010, the Company entered into agreement to acquire the remaining 51% of the brand company for Euro 300,000. In total the Company has obligations of about Euro 1.8 million or about US$2.4 million in respective of these acquisitions. In addition, the Company entered into a compensation agreement for a total amount of $350,000 to be paid in installments in 2010. At the date hereof the Company has not made any payments.

We may have to raise funds to pay for our expenses and our debt obligations. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended September 30, 2009 regarding concerns about our ability to continue as a going concern. During the quarter ended March 31, 2010 the Company had revenues of $200 and incurred a net loss of $60; and an accumulated net loss of $747,547 for the period from June 15, 2007 (inception) to March 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding new clients to our customer base and entering into new profitable businesses. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount sand classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

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

Item 1A. Risk Factors
Smaller reporting companies are not required to provide the information required by this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In  January 2010, the Company issued 250,000 shares to a former executive of CIC Europe Holding B.V. The proceeds are used to pay as compensation for the services provided to the Company.

In January 2010, the Company issued 60,000 shares to a consultancy firm. The proceeds are used to pay for services provided to the Company.

In January 2010, the Company issued 11,020,000 shares to the owners of Commodore International B.V. and CIC Europe Holding B.V. The proceeds are used to pay as consideration for the acquisition of Commodore International B.V. and CIC Europe Holding B.V.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved)
Item 5. Other Information.
None.
Item 6. Exhibits
Exhibit No.	Description
2.1	Participation Agreement (2)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d14(a) Certification of Te Hwai Ho (Attached Hereto)

31.2	Rule 13a-14(a)/15d14(a) Certification of Te Hwai Ho (Attached Hereto)

32.1	Section 1350 Certifications (Attached Hereto)
1	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2007.
2	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Asiarim Corporation
a Nevada corporation
Date: May 20, 2010	/s/ Ben van Wijhe
---------------------------------------
Ben van Wijhe
Principal Executive Officer
Date: May 20, 2010	/s/ HO Te Hwai
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
Dated: May 20, 2010 /s/ Ben van Wijhe Ben van Wijhe (Chief Executive Officer)

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
Dated: May 20, 2010 /s/ Te Hwai Ho Te Hwai Ho (Chief Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asiarim Corporation a Nevada corporation (the "Company") on Form 10-Q for the three months period ending March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Ben van Wijhe, Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: May 20, 2010 /s/ Ben van Wijhe Ben van Wijhe (Chief Executive Officer)

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asiarim Corporation a Nevada corporation (the "Company") on Form 10-Q for the three months period ending March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Te Hwai Ho, Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: March 20, 2010 /s/ Te Hwai Ho Te Hwai Ho (Chief Financial Officer)