Form 10-Q
period 2010-06-30
ASIARIM CORP
filed 2010-08-19
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

+31 619746535
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

Yes [   ] No [ x ]

The number of common equity shares outstanding as of July 30, 2010 was 26,850,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - June 30, 2010 (Unaudited)	3-4

	Consolidated Statements of Operations - Three Months and Nine Months Ended June 30, 2010 and 2009 (Unaudited)	5

	Consolidated Statements of Stockholders' Equity - For The Period From June 15, 2007 (Inception) To June 30, 2010 (Unaudited)	6-7

	Consolidated Statements of Cash Flows - For The Nine Months ended June 30, 2010 and 2009 (Unaudited)	8

	Notes to Consolidated Financial Statements	9-28

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29-35

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	36

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3	Defaults Upon Senior Securities	37

Item 4	Submission of Matters to a Vote of Security Holders	37

Item 5	Other Matters	37

Item 6.	Exhibits	37

SIGNATURES		38

PART I - FINANCIAL INFORMATION

ASIARIM CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2010 AND SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
	Note	June 30, 2010	September 30, 2009
		US$	US$
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		2,298	7,388
Accounts and other receivables and prepayments		469,599	40,779
Amount due from a related company		-	29,855
Inventory - resalable goods		6,065	5,455
		------------------	-----------------
Total current assets		477,962	83,477

Non-Current assets:
Goodwill		2,657,916	-
		------------------	-----------------
		3,135,878	83,477
		===========	==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY
Current liabilities:
Accounts payable		362,269	50,256
Other payable		945,485	31,067
Accrual expenses		204,332	10,432
Amount due to related parties	5	1,351,020	-
Amount due to directors	6	507,379	24,922
		-----------------	-----------------
Total current liabilities		3,370,485	116,677
		-----------------	-----------------
Non-Current liabilities:

Amount due to a director	6	-	31,000
		-----------------	-----------------
Total non-current liabilities		-	31,000
		-----------------	-----------------
Total liabilities		3,370,485	147,677
		-----------------	-----------------
Minority Interest		-	(29,357)

ASIARIM CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2010 AND SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
	Note	June 30, 2010	September 30, 2009
		US$	US$
		(Unaudited)	(Audited)
Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 26,850,000 (2009: 11,020,000) shares issued and outstanding	4	26,850	11,020
Additional paid up capital		148,860	9,180
Comprehensive income		518,885	-
Accumulated deficits		(929,202)	(55,043)
		-------------------	-------------------
Total stockholders' deficit		(234,607)	(34,843)
		-------------------	-------------------
Total liabilities and stockholders' equity		3,135,878	83,477
		============	===========

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	US$	US$	US$	US$
	-----------------	-----------------	-----------------	-----------------

Net Revenues	269	34,389	9,881	64,372
Cost of Revenues	260	32,962	8,951	58,514
	-----------------	-----------------	-----------------	-----------------
Gross Profits	9	1,427	930	5,858

Other General and Administrative Expenses	120,880	24,706	837,717	54,116
	-----------------	-----------------	------------------	------------------
Loss from Operations	(120,871)	(23,279)	(836,787)	(48,258)

Other Income /(Expenses)
Interests expenses	27,784	-	50,814	86
	-----------------	-----------------	------------------	------------------
Net Loss before minority interest	(148,655)	(23,279)	(887,601)	(48,344)
Minority interest	-	9,057	13,442	18,463
	-----------------	-----------------	------------------	------------------
Net Loss	(148,655)	(14,222)	(874,159)	(29,881)
	==========	==========	==========	==========

Weighted Average Basic and Diluted Shares Outstanding*	22,350,000	11,020,000	15,458,278	11,020,000
	==========	==========	==========	==========

Loss Per Share - basic and diluted (US$)	(0.00)	(0.00)	(0.00)	(0.00)
	==========	=========	===========	=========
*	Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities.

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
	Common stock		Additional	Deficit accumulated during the			Total stockholders'
	-----------------------------		paid-in	development	Comprehensive	Accumulated	equity
	Shares	Amount	capital	stage	Income	Deficits	(deficit)
	-------------	------------	-------------	-------------	--------------	--------------	-------------
		US$	US$	US$	US$	US$	US$

Balance at June 15, 2007(inception)	-	-	-	-	-	-	-

Issuance of founder shares for cash at $0.001 per share - June 20, 2007	10,000,000	10,000	-	-	-	-	10,000

Sale of shares for cash at $0.01 per share - July 15, 2007	1,000,000	1,000	9,000	-	-	-	10,000

Net loss	-	-	-	(16,317)	-	-	(16,317)
	----------------	--------------------	------------------	-----------------	-----------------	-----------------	----------------
Balance at September 30, 2007	11,000,000	11,000	9,000	(16,317)	-	-	3,683

Issuance of shares for services at $0.01 per share - September 26, 2008	20,000	-	200	-	-	-	200

Net profit	-	-	-	7,364	-	-	7,364
	----------------	--------------------	------------------	-----------------	-----------------	-----------------	----------------
Balance at September 30, 2008	11,020,000	11,000	9,200	(8,953)	-	-	11,247

Transfer to accumulated deficits	-	-	-	8,953	-	(8,953)	-

Reclassification	-	20	(20)	-	-	-	-

Net loss	-	-	-	-	-	(46,090)	(46,090)
	----------------	--------------------	------------------	-----------------	-----------------	-----------------	----------------
Balance at September 30, 2009	11,020,000	11,020	9,180	-	-	(55,043)	(34,843)

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
	Common stock		Additional	Deficit accumulated during the			Total stockholders'
	---------------------------------------		paid-in	development	Comprehensive	Accumulated	equity
	Shares	Amount	capital	stage	Income	Deficits	(deficit)
	-------------	-------------	-------------	-------------	-------------	-------------	-------------
	US$	US$	US$	US$	US$	US$	US$
Issuance of shares for services ar $0.001 per share	60,000	60	-	-	-	-	60

Issuance of shares for services at $0.001 per share	250,000	250					250

Issuance of shares for acquired subsidiaries	15,520,000	15,520	139,680	-	-	-	155,200

Comprehensive income	-	-	-	-	518,885	-	518,885

Net loss	-	-	-	-	-	(874,159)	(874,159)
	----------------	------------------	------------------	----------------	-----------------	-----------------	----------------
Balance at June 30, 2010	26,850,000	26,850	148,860	-	518,885	(929,202)	(234,607)
	==========	==========	=========	========	========	=========	=========

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)
	NIne months ended June 30,
	2010	2009
	--------------------	--------------------
	US$	US$
Cash Flows from Operating Activities:

Net Loss	(874,159)	(29,881)
Adjustments to reconcile net profit/(loss) to net
cash used in operating activities:
Common stock issuance for services	310	-
Minority interest	(13,442)	(18,463)
Changes in assets and Liabilities:
Increase in accounts receivables	(12,708)	(53,656)
Decrease in amount due from a related party	3	-
Increase in inventory- resalable goods	(610)	(1,841)
Decrease in prepaid expenses	-	4,597
Decrease in account payable	(33,567)	-
Increase in accrued expenses	8,730	6,082
Increase in other payable	128,168	22,517
Increase in amount due to directors	80,474	27,031
Increase in amount due to related parties	212,280	-
Increase in account payable	-	51,360
	------------------	------------------
Net cash (used in)/ provided by in operating activities	(504,521)	7,746

Cash flows from investing activities:
Cash outflow from acquisition of subsidiaries	(19,454)	-
	------------------	------------------
Net cash provided by investing activities	(19,454)	-

Cash flows from financing activities:	-	-
	------------------	------------------
Net increase/(decrease) in cash and cash equivalents	(523,975)	7,746
Effect of exchange rate changes on cash and cash equivalents	518,885	-

Cash and cash equivalents, beginning	7,388	1,152
	------------------	------------------
Cash and cash equivalent, ending	2,298	8,898
	============	=============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	50,814	86
	============	=============
Income Taxes Paid	-	-
	============	============

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
1. ORGANIZATION

Asiarim Corporation (the "Company") is a Nevada corporation, incorporated on June 15, 2007. In the prior fiscal year, the Company's planned principal operations have commenced and there has been revenue therefrom. The Company was no longer a development stage enterprise. The Accounting Standards Codification ASC 915 "Development Stage Entity" sub-section 915-45-5 stated that the cumulative amounts and addition disclosures need not be shown when the Company is no longer in development stage. The Company's offices are located in Oldenzaal, The Netherlands and in Hong Kong, China and its principal business is the sale and distribution of computer, telecom, gaming and multimedia products and devices under the brand name "Commodore".

2. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or capital financing to continue operations and the attainment of profitable operations. The management will seek to raise funds from strategic investors and/or the shareholders.

Since June 15, 2007 (inception) to June 30, 2010, the Company has generated revenue of $121,344 and has incurred an accumulated deficit $929,202. As of June 30, 2010, its current liabilities exceed its current assets by $2,892,523, which may not be sufficient to pay for the operating expenses and debt obligations in the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company ' s ability to continue as a going concern.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Principles of Consolidation

The consolidated financial statements for the period ended June 30, 2010 include the financial statements of the Company, its 100% subsidiary Commodore Asia Holdings Limited ("CAHL"), its 100% subsidiary Asiarim UK Limited ("AUL"), its indirect holding of Commodore Electronics Limited, a wholly owned subsidiary of CAHL, its indirect holding of Commodore Licensing B.V. (formerly known as CIC Europe Holding B.V.), a wholly owned subsidiary of AUL, and its indirect holdings of C= Holdings B.V. (formerly known as Commodore International B.V.) and Commodore Europe B.V. (formerly known as CIC Europe B.V.), wholly owned subsidiaries of Commodore Licensing B.V.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010
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
FOR THE NINE MONTHS ENDED JUNE 30, 2010
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

Employees' Benefits and Pension Obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes ("MPF schemes") pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Hong Kong subsidiary company to the MPF schemes were $554 and for the three months ended June 30, 2010 (3 months ended June 30, 2009: $538).

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
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

Foreign Currency Translation

The Company ' s functional and reporting currency is the United States dollar. The accounts of the Company's Hong Kong China and European subsidiaries are maintained, in the Hong Kong dollars (HKD), Chinese Renminbi, and European Euro (EUR) respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of June 30, 2010, the comprehensive income was $518,885 (September 30, 2009: Nil).

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010
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
FOR THE NINE MONTHS ENDED JUNE 30, 2010
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
FOR THE NINE MONTHS ENDED JUNE 30, 2010
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
FOR THE NINE MONTHS ENDED JUNE 30, 2010
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
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recently Issued Standards (Continued)
Accounting Standards Issued But Not Yet Effective (Continued)

In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards CodificationTM, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

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

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
4. COMMON STOCK

On June 20, 2007, the Company issued 10,000,000 shares of the Company at $0.001 per share for cash proceeds of $10,000, of which 4,500,000 shares were issued to the former President of the Company for $4,500.

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

On September 1, 2009 the Company entered into a Participation Agreement to acquire a 100% interests in Commodore Licensing B.V. and a 49% interests in C= Holdings B.V. for cash consideration and the issuance of 11,020,000 shares in the Company, of which 3,673,333 shares has been issued to a personal holding of Mr. Ben van Wijhe, the current President. On June 30, 2010, the Company closed an Addendum to the Participation Agreement (the "APA") to issue an additional 4,500,000 shares in respect of the Participation Agreement. For further details of this transaction, refer to Note 7.

In January 2010, the Company issued a total of 310,000 shares for services provided to the Company and as part of the compensation agreement to a former representative of Commodore Licensing B.V.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
5. AMOUNT DUE TO RELATED PARTIES
	June 30, 2010	September 30, 2009
Name	US$	US$

Reunite Investments Inc. (Note i)	597,093	-
Due to former representative (Note ii)	350,000	-
Eugene van Os (Note iii)	403,927	-
	-------------------	---------------------
	1,351,020	-
	=============	==============

The above related parties are all shareholders of the Company.

i) The amount due to Reunite Investments inc. is secured against certain pledges of the Company's subsidiaries as set out in Note 11.

ii) On January 6, 2010 the Company entered into a compensation agreement with a former representative of Commodore Licensing B.V., namely Vision Marketing Inc., for previous costs incurred in developing the market. Under the agreement, the Company shall pay a total compensation of $350,000 which shall be paid as to $75,000 on or before March 1, 2010 $75,000 on or before May 1, 2010 and $200,000 by July 1, 2010 and issuance of 250,000 common stock in the Company. As at the date of this report, the Company has not paid any amounts due.

iii) The amount due to Mr. van Os, a director of our European operation is on demand.

6. RELATED PARTY TRANSACTIONS

As of June 30, 2010 and September 30, 2009, the amount due to directors was $507,379 and $24,922, respectively. The amount due to directors are unsecured, non-interest bearing and payable on demand, except for $31,000 which is payable on December 31, 2010.

During the six months ended June 30, 2010, the Group had the following transactions with related parties:
a	Mr. Te Hwai Ho, Director and former President of the Company received $6,000 for his services as consultant to the Company for the nine months ended June 30, 2010 and 2009; and
b	the Group sold $600 of ultra mobile personal computers to Commodore Europe B.V.

In January 2010, 3,673,333 shares were issued to Mr. Ben van Wijhe whom transferred these shares to Mitex Group Limited, a company partially owned by Mr. Ben van Wijhe, Director and President of the Company under the Participation Agreement. For further details of this transaction, refer to Note 7.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
7. ACQUISITION OF SUBSIDIARY COMPANIES

As announced in the Form 8-K, on September 1, 2009 the Company entered into a conditional Participation Agreement to acquire inter alia i) all the remaining shares, representing 50%, in the share capital of Commodore Asia Holdings Limited from Commodore Licensing B.V.; ii) to acquire the 49% interests in the share capital of C= Holdings B.V. held by Reunite Investments Inc.; and iii) to acquire all the issued share capital of Commodore Licensing B.V. held by its board of directors and Reunite Investments Inc.; against the issuance of 11,020,000 shares in the share capital of the Company and payment of an amount of up to EUR 2,500,000 during the course of business of 2 years commencing on the closing of the respective transactions. The transaction closed on January 6, 2010. In July 2010, the Company issued a further 4,500,000 shares pursuant to the Addendum to the Participation Agreement.

The consideration for the acquisition is a payment of up to EUR 2,000,000 and the issuance of 15,520,000 shares of the Company's common stock valued at $0.01 per share.

The number of shares held by the Company's original shareholders (i.e. shareholders of Asiarim before the issuance of 15,520,000 issues) after the acquisition is 14,693,333, which accounts for approximately 54.72% of the total number of shares issued and outstanding, i.e. 26,850,000. Having considered the fact that the Company has a controlling financial interest in this acquisition, the Company is regarded as acquirer and the acquisition of the Commodore Licensing B.V. by Asiarim is not a reverse takeover.

In February 2010, the Group entered into an agreement to acquire 51% of C= Holdings B.V. for a consideration of EUR 300,000. After the purchase, C= Holdings B.V. became an indirect wholly owned subsidiary of the Company.

The purchase prices for the two transactions have been highlighted below.
Business Combination
The purchase price of Commodore Licensing B.V. and Commodore Asia Holdings Limited was allocated as follows:
US$
Other receivables	416,112
Bank	(19,454)
Due to related parties	(418,740)
Due to an affiliated company	(29,852)
Due to a director	(370,983)
Trade payables	(300,220)
Other payables	(354,250)
Accrued liabilities	(185,170)
Due from group company	1,440,000
Minority Interest	(42,799)
Goodwill	1,460,556
------------------
1,595,200
============

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
7. ACQUISITION OF SUBSIDIARY COMPANIES (Continued)
The purchase price of C= Holdings B.V. was allocated as follows:
US$
Trade and other creditors	(45,360)
Goodwill	1,197,360
--------------
Cash consideration paid	1,152,000
==========
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

The unaudited pro-forma consolidated financial statements reflect financial information which gives pro-forma effect to the acquisition of 15,520,000 shares of the Company for the acquisition of Commodore Licensing B.V., C= Holdings B.V. and the remaining interests in Commodore Asia Holdings Limited.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
7. ACQUISITION OF SUBSIDIARY COMPANIES (Continued)
ASIARIM CORPORATION
UNAUDITED PRO-FORMA CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009

US$
ASSETS

Current assets:
Inventory - resalable goods	5,455
Other receivable	486,746
Goodwill	2,644,474
3,136,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payable	380,328
Other payable	862,677
Accrued expenses	195,602
Bank overdraft	12,602
Amount due to shareholders	1,138,740
Amount due to directors	395,905
Total current liabilities	2,985,318

Non-current liabilities:
Amount due to a director	31,000

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
Authorized, 26,540,000 (2008: 11,020,000) shares
issued and outstanding	26,540
Additional paid up capital	148,860
Accumulated deficit	(55,043)
Total stockholders' equity	120,357
Total liabilities and stockholders' equity	3,136,675

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
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

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
8. INCOME TAX

No provision was made for income tax for the period from June 15, 2007 (Inception) to June 30, 2010 as the Company and its subsidiary had operating losses. For the period from June 15, 2007 (Inception) to June 30, 2010, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $433,698 and $495,504, respectively. Total net operating losses carried forward at June 30, 2010, (i) for Federal and State purposes were $433,698 and $433,698, respectively and (ii) for its entities outside of the United States were $495,504 for the period ended June 30, 2010. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of June 30, 2010 was approximately $182,839 of which $65,055 was for US federal income tax and $11,826 was for Hong Kong income tax and $105,958 was for Europe income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
June 30, 2010
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
-------------------
Provision for income tax	-
=============

Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	(16.5%)
--------------------
Provision for income tax	-
=============

Europe statutory rate	25%
Valuation allowance - Europe Rate	(25%)
--------------------
Provision for income tax	-
=============

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
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

Segment information about these businesses is presented below.
For the three months ended	Consulting Service		Computer Trading		Brand Operation		Consolidated
June 30, 2010 and 2009	----------------		-------------------		-----------------		----------------------
	2010	2009	2010	2009	2010	2009	2010	2009
	--------	--------	--------	-------	--------	-------	------------	-------------
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	0	0	269	34,389	0	0	269	34,389
	--------	--------	--------	-------	--------	-------	------------	-------------
Segment Results	0	0	9	1,427	0	0	9	1,427
	--------	--------	--------	-------	--------	-------	------------	-------------
Unallocated corporate income							0	0
Unallocated corporate expenses							(120,880)	(24,706)
							-------------	------------
(Loss) form operations							(120,871)	(23,279)
Finance costs							(27,784)	0
							-------------	------------
(Loss) / profit for the period							(148,655)	(23,279)
							=========	=========

As of June 30 2010 and 2009							Jun 30, 2010	Jun 30, 2009
ASSETS							US$	US$
Segment assets	5,000	19,592	1,930,319	53,497	1,197,360	0	3,132,679	73,089
Unallocated corporate assets							3,199	8,898
							-------------	------------
Consolidated total assets							3,135,878	81,987
							=========	=========
LIABILITIES
Segment liabilities	0	4,797	2,290,644	82,384	368,130	0	2,658,774	87,181
Unallocated corporate liabilities							711,711	13,440
							-------------	------------
Consolidated total liabilities							3,370,485	100,621
							=========	=========
Geographical Segments
The Group's customers are principally located in Hong Kong, PRC.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
10. NOTE TO CONSOLIDATED CASH FLOW STATEMENT
Purchase of interests in subsidiaries
Net assets acquired:	June 30, 2010	September 30, 2009
	US$	US$

Amount due to related party	(29,852)	-
Other receivables	416,112	-
Due to related parties	(418,740)	-
Due to a director	(370,983)	-
Trade creditors	(345,580)	-
Other creditors	(354,250)	-
Accrued liabilities	(185,170)	-
Minority interest	(42,799)	-
	---------------------	---------------------
	(1,331,262)	-

Goodwill	2,657,916	-
	------------	--------------------
	1,326,654	-
	============	============

Represented by:

Shares issue	155,200	-
Acquired bank overdraft	19,454	-
Debt consideration	1,152,000	-
	-------------	--------------------
	1,326,654	-
	============	============
The analysis of net inflow of cash and cash equivalents in respect of the purchase of additional interests in subsidiaries is as follows:
	June 30, 2010	September 30, 2009
	US$	US$

Cash consideration paid	-	-
Bank overdraft of acquired subsidiaries	(19,454)	-
	--------------	----------------
	(19,454)	-
	============	============

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
11. COMMITMENTS
i)	The Group has a lease commitment of about $95,000 until the end of February 2011 relating to the office in Oldenzaal.
ii)	The shares of C= Holdings B.V. are pledged as security for the debts of Reunite Investment Inc. for about $1,870,000.
iii)

The Company has an obligation sell and transfer 51% of the shares of C= Holdings B.V. to third parties if the Company fails to pay the debt obligations of EUR 400,000 on or before April 30, 2010 and EUR 350,000 on or before June 30, 2010.

iv)	The Group has pledged the Commodore trademark for the territory of Benelux as security for a debt of the former controlling shareholder of C= Holdings B.V. in the amount of approximately $2.4 million.
v)

Pursuant to the Addendum to the Participation Agreement ("APA") as announced in the Form 8K filed on July 6, 2010, the Company shall issue additional shares in the Company to each of the parties in the APA, such that their interests in the Company shall not be less than 14% after the raising of the $3,000,000.

vi)	The Group has agreed to issue up to 2,685,000 performance shares to Ascenda Corporation as further described in Note 12 (i).
12. SUBSEQUENT EVENTS
i)

As announced in a Form 8K filed on July 8, 2010, on July 1, 2010, the Company entered into a conditional agreement with Ascenda Corporation ("Ascenda") to set up a joint venture company ("JV Company") to be engaged in the business of design, sourcing, development, procurement, trade financing and product support for certain computer and mobile (smart) phone products and other products, from time to time, under the "Commodore" brand name. Pursuant to the agreement, Ascenda shall receive 2,685,000 shares in the Company for the services it provides to the joint venture company. Ascenda shall receive additional 2,685,000 shares in the Company provided certain sales targets are achieved in the next 2 years. Ascenda shall further have the right to sell its 49% in the JV Company to the Company for 2,685,000 shares in the Company within 3 years commencing from the date of the closing of the agreement provided that the business plans and milestones have been achieved.

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

In September 2009, the Company entered into a conditional Participation Agreement to acquire the 49% interests in the "Commodore" brand, the entire European operation of Commodore and the remaining interests of our Asian operation for a total cash consideration of up to Euro 2,000,000 and the issuance of 15,520,000 shares of the Company. This transaction consolidates all the Commodore operations worldwide under the Company. On January 6, 2010, the Company closed this transaction.

In February 2010, the Company entered into an agreement to acquire the other 51% interests in the "Commodore" brand for EUR 300,000. After this transaction, the Company owns the rights for the Commodore brand and the extended operations in Europe. We believe that acquiring such assets will enable us to provide future growth to the Group.

At the date hereof, the Company still has not made any payment in respect of these acquisitions and will need to raise money to pay off the payment obligations.

As announced in a Form 8K filed on July 8, 2010, the Company entered into a conditional agreement with Ascenda Corporation ("Ascenda") to set up a joint venture company ("JV Company") to be engaged in the business of design, sourcing, development, procurement, trade financing and product support for certain computer and mobile (smart) phone products and other products, from time to time, under the "Commodore" brand name. Ascenda is an experienced electronic sourcing company in China and they will head the manufacturing and sourcing of computer and mobile devices.

During the period under review, the Group refocused its efforts to work with a new manufacturing and sourcing partner, Ascenda. The Group has also expanded its product line to include mobile (smart) devices in anticipation of providing gaming applications in its products.

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

Business Overview - Consumer Electronics Business

On January 5, 2009 the Company entered into a joint venture agreement with Commodore Licensing B.V. (formerly known as CIC Europe Holding B.V.), a former subsidiary of Reunite Investments Inc. (formerly known as Commodore International Corporation ("CIC")) to form a 50/50 joint venture company named Commodore Asia Holdings Limited ("CAHL") to facilitate the manufacturing and distribution of computer products under the brand name of Commodore for the territories of Asia and Africa. Under the terms of the joint venture agreement and exclusive trademark license agreement, CIC will contribute the exclusive license brand to Asia and Africa for a period of 5 years plus an automatic extension of a further 5 years, and the Company will contribute up to a maximum of $7 million. CIC shall also have the right to exchange its 50% interests in the joint venture for 50% interests in the Company, subject to the joint venture company achieving certain sales conditions. The joint venture company shall be responsible for providing sourcing and developing of new products for CIC and its affiliates worldwide, and the marketing and distributing of Commodore branded products in Asia and Africa.

In September 2009, the Company entered into a conditional Participation Agreement to acquire the 49% interests in the Commodore brand, the entire European operation of Commodore and the remaining interests of our Asian operation for a total cash consideration of up to EUR 2,000,000 and the issuance of 15,520,000 shares of the Company. On January 6, 2010, the Company closed this transaction, effectively solidifying the worldwide Commodore operation under the Company.

In February 2010, the Company entered into an agreement to acquire the other 51% of C= Holdings B.V. (formerly known as Commodore International B.V.) for a total amount of EUR 300,000. After the acquisition, the Company now has the ownership rights for the Commodore brand and have now secured the extended operation in Europe. We believe that acquiring such assets will enable us to provide future growth to the Group. At the date hereof, the Company still has not made any payment in respect of these acquisitions and will need to raise money to pay off the payment obligations.

History

Commodore was a pioneer in the computer industry. The Commodore C64 was one of the most popular computer models of its time. From 1982 to 1994, more than 17 million units of the Commodore C64 were being sold.

The trade name Commodore can be dated back to 1954 and is one of the oldest and most well respected name in the consumer electronics and computer industry.
Business Segment and Development

As disclosed in our 10K Filing for the fiscal year ended September 30, 2009 the Company has started setting up the corporate structure and the business operations in Asia. The Company has 1) set up the manufacturing operations with our manufacturing partners, 2) set up the sales fulfillment network with selective countries in the Asia Pacific and Africa, 3) opened selected markets in Asia and Africa and 4) introduced a new exciting line of netbook computers, notebook computers, pen touch computers and monitors, pen touch tablet computers, a multimedia internet device ("MID"), and a line of entertainment devices.

During the three months ended June 30, 2010, the Company continued to prepare the product line up for 2010, and in particular to follow up on the leads from the 2010 CES show In Las Vegas. We have focused mainly to identify and secure the product line for 2010. During this quarter we have made organization and structure change. Furthermore we are working with our customers on indication 2010 orders, and we are still working to secure such sales orders with proper guarantee payments to the factories. For 2010, our primary focus will be in the notebook and netbooks, and the smart phone markets. We will let the other product lines to be launched in 2011.

With the completion of the acquisition of Commodore Licensing B.V. in January 2010, we have now consolidated the worldwide operation under the Company. After securing the plan we plan to introduce our new line of computer and entertainment products into the USA and European markets in the second half of 2010. We will select distributors in each region and countries to represent our products. Furthermore with additional funding, the Asia Pacific operation expects to select distributors in Australia, Malaysia, China and select countries in Africa in the coming 6 months.

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

Our business will be divided into 3 segments: Product Development and Manufacturing, Media Content and Brand Licensing & Distribution.

Product Development and Manufacturing

We will work with our manufacturing partners and outside product design houses as part of our team to develop innovative products. In the coming year we will continue to focus on innovative devices in all our product lines including convergent devices connecting the communication and computers into a single seamless integrated device.

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

Products
Our current computer products are notebooks, UMPCs in the MID category.

Growth Strategy
We believe growth opportunities exist through the implementation of the following:
*	New distribution channels for additional lines of UMPCs;
*	expansion into distribution channels we are not currently utilizing through new products and existing products outside of our traditional markets;
*	further development of our direct to consumer sales channel, primarily through the further development of our internet website;
*	higher penetration levels within our existing customers through increases in the products offered and sold;
*	development and sales of new products not presently being offered by us;
*	expansion of our existing customer base through our sales staff and outside sales representative organizations;
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

Marketing
We will market and distribute our products in the USA, Europe, Asia Pacific and Africa primarily through:
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
Results of Operations
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED JUNE 30, 2010 AND 2009.
REVENUES

The Company has realized revenue of $269 for the three months period ended June 30, 2010 and such revenue was derived from the sale of computer products. The Company incurred a cost of revenue of $260, achieving a gross profit of $9 for the three months period ended June 30, 2010. For the three months period ended June 30, 2009, the Group realized revenue of $34,389 which was mainly derived from sale of computer products and a cost of revenue of $32,962 achieving a gross profit of $1,427. We hope to generate additional revenue as we establish additional distributors.

The Company has realized revenue of $9,881 for the nine months period ended June 30, 2010 and such revenue was derived from the sale of computer products. The Company incurred a cost of revenue of $8,951, achieving a gross profit of $930 for the nine months period ended June 30, 2010. For the nine months period ended June 30, 2009, the Group realized revenue of $64,372 which was mainly derived from sale of computer products and a cost of revenue of $58,514 achieving a gross profit of $5,858. We hope to generate additional revenue as we establish additional distributors

OPERATING EXPENSES

For the three months period ended June 30, 2010, our gross profit was $9 and our total operating expenses were $120,880, all of which were selling, general and administrative expenses. We also had $27,784 in interest expenses and net loss to our shareholders for the three months period ended June 30, 2010 was $148,655. This is in comparison to the same period ended June 30, 2009 where our gross profit was $1,427 and our total operating expenses were $24,706, all of which were general and administration expenses. We also had loss attributable to minority interest of $9,057 and the net loss to our shareholders was $14,222 for the three months ended June 30, 2009.

For the nine months period ended June 30, 2010, our gross profit was $930 and our total operating expenses were $837,717, all of which were selling, general and administrative expenses, and loss attributable to minority interest of $13,442. We also had $50,814 in interest expenses. Our net loss to our shareholders for the nine months period ended June 30, 2010 was $874,159. This is in comparison to the same period ended June 30, 2009 where our gross profit was $5,858 and our total operating expenses were $54,116, all of which were general and administration expenses. We also had $86 in interest expenses and the loss attributable to minority interest of $18,463. Our net loss to our shareholders was $29,881 for the nine months ended June 30, 2009. The main factor for the increase in the losses were the compensation agreement with a former representative of Commodore Licensing B.V. for $350,000, the increase in costs attributable from the European operation with administration costs of about $288,848. In the nine months ended June 30, 2009 there were no such costs of this nature.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of June 30, 2010, we had $2,298 in cash. With the acquisition of the European operation and the Commodore brand, we expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations on top of our debt obligation as shown in the financial statements of the Company. We estimate that this will be comprised of the following expenses: $600,000 in product development and production costs, $10,000 website development; $100,000 in marketing expenses, and $290,000 in general administrative expenses such as for salaries, corporate, legal and accounting fees, office overhead and general working capital.

In January 2010, the Company closed the transaction to acquire the Commodore European operation and to acquire 49% of the Commodore brand. In February 2010, the Company entered into agreement to acquire the remaining 51% of the brand company for EUR 300,000. In total the Company has obligations of about EUR 1.8 million or about US$2.4 million in respective of these acquisitions. In addition, the Company entered into a compensation agreement for a total amount of $350,000 to be paid in installments in 2010. At the date hereof the Company has not made any payments.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended September 30, 2009 regarding concerns about our ability to continue as a going concern. During the quarter ended June 30, 2010 the Company had revenues of $269 and incurred a net profit of $9; and an accumulated net loss of $929,202 for the period from June 15, 2007 (inception) to June 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding new clients to our customer base and entering into new profitable businesses. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount sand classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 30, 2010 and as announced in the Form 8K filed with the SEC on July 6, 2010, the Group entered into an Addendum to the Participation Agreement and 4,500,000 unregistered shares were issued.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved)
Item 5. Other Information.
None.
Item 6. Exhibits
Exhibit No.	Description
2.1	Participation Agreement (2)
2.2	Addendum to the Participation Agreement (2)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d14(a) Certification of Te Hwai Ho (Attached Hereto)

31.2	Rule 13a-14(a)/15d14(a) Certification of Te Hwai Ho (Attached Hereto)

32.1	Section 1350 Certifications (Attached Hereto)
1	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2007.
2	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 6, 2010.

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Asiarim Corporation
a Nevada corporation
Date: August 18, 2010	/s/ Ben van Wijhe
---------------------------------------
Ben van Wijhe
Principal Executive Officer
Date: August 18, 2010	/s/ HO Te Hwai
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
Dated: August 18, 2010 /s/ Ben van Wijhe Ben van Wijhe (Chief Executive Officer)

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
Dated: August 18, 2010 /s/ Te Hwai Ho Te Hwai Ho (Chief Financial Officer)

EXHIBIT 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asiarim Corporation a Nevada corporation (the "Company") on Form 10-Q for the three months period ending June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Ben van Wijhe, Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: August 18, 2010 /s/ Ben van Wijhe Ben van Wijhe (Chief Executive Officer)

EXHIBIT 32.2
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asiarim Corporation a Nevada corporation (the "Company") on Form 10-Q for the three months period ending June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Te Hwai Ho, Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: August 18, 2010 /s/ Te Hwai Ho Te Hwai Ho (Chief Financial Officer)