Form 10-K/A
period 2009-09-30
ASIARIM CORP
filed 2010-11-15
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [    ]

--------------------------------------------------------
Commission File Number: [    ]

ASIARIM CORPORATION
----------------------------------------------------
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

Indicate the number of shares outstanding of each of the registrant' s classes of common stock, as of the latest practicable date. 11,020,000 as of December 31, 2009.

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
References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
EXPLANATORY NOTE

The Amendment No, 1 to Asiarim Corporation's (the "Company", "Asiarim") annual report on Form 10-K/A for the year ended September 30, 2009 is being made principally as result of the Company's recent review of the Financial Expert on the Board of Directors and supplement explanation on the subsequent events of the acquisition of Commodore International B.V.

This Form 10-K/A amends Part III, Auditors; Code of Ethics, Financial Experts and Part IV Item 15, Notes to the Consolidated Financial Statements, Note 8 Subsequent Events. No other information included in the original Form 10K is amended hereby.

For convenience and ease of reference, the Company is filing the annual Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of January 12, 2010, the filing date of the original Annual Report. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring agter such filing date or modify or update those disclosure in the Annual Report that may have affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby.

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
Media Content

In line with the COMMODORE strategy for our branded products, we will have all our products and devices link to our content portal at www.commodoreworld.com. Certain of our produ cts will be equipped with a hotkey for a one touch linkup. Our customers will be offered services to keep and manage all their digital files, including but not limited to, online entertainment, news and personal entertainment center. We expect to commence activities in the Media Content in second half of 2010 by setting up the servers in Hong Kong. We shall also arrange for cooperation with content providers to offer contents on our COMMODORE portal for our device owners.

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

PART II
ITEM 5. MARKET FOR REGISTRANT ' S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

Based on its evaluation under the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of September 30, 2009, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name and Business Address	Age	Position
----------------------------------------------	--------------	----------------------------------------------
Ben Van WIJHE Wittendiik, 13 7216 PL Kring Van Dorth, The Netherlands	44	President and Director
Te Hwai HO Flat 1601, Jie Yang Building 271 Lockhart Road, Wanchai, Hong Kong	48	Treasurer, Secretary and Director
Sheung Fung LAU No. 193A, Sau Tau Kok Village, Tai Po, New Territories, Hong Kong	53	Non-executive Director
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
Auditors; Code of Ethics; Financial Expert
Our principal independent accountant is Albert Wong & Co., CPA.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. At present, we do not have a "financial expert" on the board or an audit committee or nominating committee due to our limited capital resources.

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

SUMMARY COMPENSATION TABLE
							Non-qualified
						Non-Equity	Deferred	All Other
	Year			Stock	Option	Incentive Plan	Compensation	Compensation
Name and	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	($)	Total
Principal Position	Sept 30	($)	($)	($)	($)	($)	($)	($)	($)
-----------------------	-------------	--------	--------	--------	-------	---------------	-------------	------------	--------

Mr. Te Hwai HO *	2008	12,000	-	-	-	-	-	-	-
	2009	12,000	-	-	-	-	-	-	-
Mr. Sheung Fung LAU #	2008	N/A	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
Mr. Ben Van WIJHE #	2008	N/A	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
*	is the Chief Financial Officer, Treasurer and Director of Asiarim.
#	is Director of Asiarim. The 2008 salary is not applicable as the person was not appointed a director until after September 30, 2008.
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

Asiarim Corporation
a Nevada corporation
Date: November 15, 2010	/s/ Ben van Wijhe
---------------------------------------
Ben van Wijhe
Principal Executive Officer
Date: November 15, 2010	/s/ HO Te Hwai
---------------------------------------
HO Te Hwai
Principal Financial Officer

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
359-361 Queen ' s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
CPA(Practising)
To the Stockholders and Board of Directors Asiarim Corporation
Independent Auditor's Report

We have audited the accompanying balance sheets of Asiarim Corporation (the "Group") as of September 30, 2009 and 2008 and the related statements of operations, stockholders ' equity and cash flows for the year then ended. These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Asiarim Corporation as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Group ' s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Group has accumulated deficit of $55,043 as at September 30, 2009 including net loss of $46,090 for the year ended September 30, 2009. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Group ' s ability to continue as a going concern. Management ' s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

------------------------------------
Hong Kong	Albert Wong & Co.
January 11, 2010	Certified Public Accountants

ASIARIM CORPORATION CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 AND 2008 (Stated in US Dollars)
	Note	2009	2008

ASSETS
Current assets:
Cash and cash equivalents		7,388	1,152
Accounts receivables		40,779	17,592
Due from a related party	5	29,855	-
Prepaid expenses		-	4,597
Inventory - resalable goods		5,455	-
Total assets		83,477	23,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable		50,256	-
Other payable		31,067	5,000
Accrued expenses		10,432	2,500
Amount due to directors	5	24,922	4,594
Total current liabilities		116,677	12,094

Non-current liabilities:
Amount due to a director	5	31,000	-
Minority interest		(29,357)	-
Total non-current liabilities		1,643	-

Total liabilities		118,320	12,094

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 11,020,000 (2008: 11,020,000) shares issued and outstanding	4	11,020	11,000
Additional paid up capital	4	9,180	9,200
Accumulated deficit during the development stage		-	(8,953)
Accumulated deficit		(55,043)	-
Total stockholders' (deficit) / equity		(34,843)	11,247
Total liabilities and stockholders' equity		83,477	23,341

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity -Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

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

Segment information about these businesses is presented below.
	Consulting Services		Computer Trading		Consolidated
	For the year ended		For the year ended		For the year ended
	2009	2008	2009	2008	2009	2008
	US$	US$	US$	US$	US$	US$

Turnover	10,000	37,828	62,203	-	72,203	37,828
	========	========	========	========	=========	=========
Segment results	1,200	24,428	(26,941)	-	(25,741)	24,428
	========	========	========	========
Unallocated corporate income					-	-

Unallocated corporate expenses					(20,263)	(16,663)
					--------------	--------------
(Loss)/profit from operations					(46,004)	7,765

Finance costs					(86)	(401)

(Loss)/profit for the period					(46,090)	7,364
					=========	=========
					For the year ended 2009	For the year ended 2008
ASSETS
Segment assets	19,977	22,189	56,112	-	76,089	22,189

Unallocated corporate assets					7,388	1,152
					--------------	--------------
Consolidated total assets					83,477	23,341
					=========	=========
LIABILITIES
Segment liabilities	-	5,000	51,966	-	51,966	5,000

Unallocated corporate liabilities					66,354	7,094
					--------------	--------------
Consolidated total liabilities					118,320	12,094
					=========	=========
Depreciation of fixed assets	-	-	-	-	-	-

Impairment of goodwill/investments	-	-	-	-	-	-
	========	========	========	========	=========	=========

Geographical Segments
The Group's customers are principally located in Hong Kong, PRC.

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8. SUBSEQUENT EVENTS
i) Acquisition of subsidiary

As announced in the Form 8-K, on September 1, 2009 the Company entered into a conditional Participation Agreement, subject to due diligence inter alia i) to acquire all the remaining shares, representing 50%, in the share capital of Commodore Asia Holdings Limited from CIC Europe Holding B.V. for Euro 1,000,000 (US$1,500,000); ii) to acquire the 49% interests in the share capital of Commodore International B.V. held by Reunite Investments Inc. for Euro 500,000 (US$750,000) with a performance earn out payment of up to Euro 500,000 (US$750,000) after meeting certain profit targets for the two years after closing and the right to acquire the remaining 51% interests for a maximum consideration of Euro 500,000 (US$750,000); and iii) to acquire all the issued share capital of CIC Europe Holding B.V. held by its board of directors and Reunite Investments Inc. for the issuance of 11,020,000 shares in the share capital of the Company. The transaction closed on January 6, 2010.

The consideration for the acquisition of i) the remaining 50% of Commodore Asia Holdings Limited was for a payment consideration of Euro 1,000,000 (USD1,500,000), which became an intergroup debt; ii) the 49% interests in Commodore International B.V. for a cash consideration of Euro 500,000 (USD750,000), which was due for payment; and iii) the 100% interests in CIC Europe Holding B.V. for the issuance of 11,020,000 shares of the Company's common stock valued at $0.01 per share, which will be issued in March 2010. Under the agreement, the Company further had the right to acquire the remaining 51% of Commodore International B.V. and as well a performance earn out payment for the first two years after closing of up to Euro 500,000 (US$750,000). All the above payments have been not been made at the date of this report. The Company intends to raise the financing required to pay the consideration above through the sale of the Company's shares or through debt financing.

Business Combination
The purchase price of CIC Europe Holding B.V. was allocated as follows:
US$
Other receivables	416,112
Bank	(19,454)
Due to related parties	(418,740)
Due to an affiliated company	(29,852)
Due to a director	(370,983)
Trade payables	(300,220)
Other payables	(354,250)
Accrued liabilities	(185,170)
Due from group company	1,500,000
Goodwill	1,372,757
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