Form 10-Q/A
period 2010-06-30
ASIARIM CORP
filed 2010-11-15
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The Amendment No, 1 to Asiarim Corporation's (the "Company", "Asiarim") Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 is being made principally as result of the Company's recent review of the Financial Information, various business operation details and internal control.

This Form 10-Q/A amends Part I, Item 1, Financial Information, Notes to the Consolidated Financial Statements Note 7, Acquisition of Subsidiary Companies; Item 2, Management's Discussion and Analysis of Financial Conditions and Results of Operation; and Item 4, Internal Controls. No other information included in the original Form 10Q is amended hereby.

For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of August 19, 2010, the filing date of the original Quarterly Report. Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring agter such filing date or modify or update those disclosure in the Quarterly Report that may have affected by events or transactions occurring subsequent to such filing date. No information in the Quarterly Report other than as set forth above is amended hereby.

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

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
	Common stock
	-------------------------------
	Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Comprehensive Income	Accumulated Deficits	Total stockholders' equity (deficit)
	----------------	--------------------	------------------	-----------------	-----------------	------------------	-----------------
		US$	US$	US$	US$	US$	US$

Balance at June 15, 2007(inception)	-	-	-	-	-	-	-

Issuance of founder shares for cash at $0.001 per share - June 20, 2007	10,000,000	10,000	-	-	-	-	10,000

Sale of shares for cash at $0.01 per share - July 15, 2007	1,000,000	1,000	9,000	-	-	-	10,000

Net loss	-	-	-	(16,317)	-	-	(16,317)
	----------------	--------------------	------------------	-----------------	-----------------	-----------------	----------------
Balance at September 30, 2007	11,000,000	11,000	9,000	(16,317)	-	-	3,683

Issuance of shares for services at $0.01 per share - September 26, 2008	20,000	-	200	-	-	-	200

Net profit	-	-	-	7,364	-	-	7,364
	----------------	--------------------	------------------	-----------------	-----------------	-----------------	----------------
Balance at September 30, 2008	11,020,000	11,000	9,200	(8,953)	-	-	11,247

Transfer to accumulated deficits	-	-	-	8,953	-	((8,953)	-

Reclassification	-	20	(20)	-	-	-	-

Net loss	-	-	-	-	-	(46,090)	(46,090)
	----------------	--------------------	------------------	-----------------	-----------------	-----------------	----------------
Balance at September 30, 2009	11,020,000	11,020	9,180	-	-	(55,043)	(34,843)

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
Common stock
-------------------------------
Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Comprehensive Income	Accumulated Deficits	Total stockholders' equity (deficit)
----------------	------------------	------------------	-----------------	-----------------	------------------	-----------------
	US$	US$	US$	US$	US$	US$
Issuance of shares for services ar $0.001 per share	60,000	60	-	-	-	-	60

Issuance of shares for services at $0.001 per share	250,000	250					250

Issuance of shares for acquired subsidiaries	15,520,000	15,520	139,680	-	-	-	155,200

Comprehensive income	-	-	-	-	518,885	-	518,885

Net loss	-	-	-	-	-	(874,159)	(874,159)
	----------------	------------------	------------------	----------------	-----------------	-----------------	----------------
Balance at June 30, 2010	26,850,000	26,850	148,860	-	518,885	(929,202)	(234,607)
	==========	==========	=========	========	========	=========	=========

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)
	NIne months ended June 30,
	2010	2009
	----------------------	--------------------
	US$	US$
Cash Flows from Operating Activities:

Net Loss	(874,159)	(29,881)
Adjustments to reconcile net profit/(loss) to net
cash used in operating activities:
Common stock issuance for services	310	-
Minority interest	(13,442)	(18,463)
Changes in assets and Liabilities:
Increase in accounts receivables	(12,708)	(53,656)
Decrease in amount due from a related party	3	-
Increase in inventory - resalable goods	(610)	(1,841)
Decrease in prepaid expenses	-	4,597
Decrease in account payable	(33,567)	-
Increase in accrued expenses	8,730	6,082
Increase in other payable	128,168	22,517
Increase in amount due to directors	80,474	27,031
Increase in amount due to related parties	212,280	-
Increase in account payable	-	51,360
	------------------	------------------
Net cash (used in) / provided by in operating activities	(504,521)	7,746

Cash flows from investing activities:
Cash outflow from acquisition of subsidiaries	(19,454)	-
	------------------	------------------
Net cash used in investing activities	(19,454)	-

Cash flows from financing activities:	-	-
	------------------	------------------
Net (decrease)/increase in cash and cash equivalents	(523,975)	7,746
Effect of exchange rate changes on cash and cash equivalents	518,885	-

Cash and cash equivalents, beginning	7,388	1,152
	------------------	------------------
Cash and cash equivalent, ending	2,298	8,898
	==========	===========

Supplemental Disclosures of Cash Flow Information:
Interest Paid	50,814	86
	==========	===========
Income Taxes Paid	-	-
	==========	==========

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

Foreign Currency Translation

The Company ' s functional and reporting currency is the United States dollar. The accounts of the Company's Hong Kong China and European subsidiaries are maintained, in the Hong Kong dollars (HKD), Chinese Renminbi, and European Euro respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of June 30, 2010, the comprehensive income was $518,885 (September 30, 2009: Nil).

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

On September 1, 2009 the Company entered into a Participation Agreement to acquire a 100% interests in CIC Europe Holding B.V. and a 49% interests in Commodore International B.V. for cash consideration and the issuance of 11,020,000 shares in the Company, of which 3,673,333 shares shall be issued to Mr. Ben van Wijhe, the current President. On June 30, 2010, the Company closed an Addendum to the Participation Agreemetn (the "APA") to issued an additional 4,500,000 shares in respect of the Agreement. For further details of this transaction, refer to Note 7.

In January 2010, the Company issued a total of 310,000 shares for services provided to the Company and as part of the compensation agreement to a former executive of CIC Europe Holding B.V.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
5. AMOUNT DUE TO RELATED PARTIES
	June 30, 2010	September 30, 2009
Name	US$	US$

Reunite Investments Inc. (Note i)	597,093	-
Due to former executive (Note ii)	350,000	-
Eugene van Os (Note iii)	403,927	-
	------------------------	------------------------
	1,351,020	-
	=============	==============

The above related parties are all shareholders of the Company.

i) The amount due to Reunite Investments inc. is secured against certain pledges of the Company's subsidiaries as set out in Note 11

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

6. RELATED PARTY TRANSACTIONS

As of June 30, 2010 and September 30, 2009, the amount due to director was $507,379 and $24,922, respectively. The amount due to a directors are unsecured, non-interest bearing and payable on demand, except for $31,000 which is payable on December 31, 2010.

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

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
7. ACQUISITION OF SUBSIDIARY COMPANIES

As announced in the Form 8-K, on September 1, 2009 the Company entered into a conditional Participation Agreement,subject to due diligence inter alia i) to acquire all the remaining shares, representing 50%, in the share capital of Commodore Asia Holdings Limited ("Commodore") from CIC Europe Holding B.V. ("CIC") for Euro 1,000,000 (US$1,500,000); ii) to acquire the 49% interests in the share capital of Commodore International B.V. held by Reunite Investments Inc for Euro 500,000 (US$750,000) and a performance earn out payment of up to Euro 500,000 (US$750,000) after meeting certain profit targets for the two years after closing and the right to acquire the remaining 51% interests for a maximum consideration of Euro 500,000 (US$750,000); and iii) to acquire all the issued share capital of CIC Europe Holdings B.V. held by its board of directors and Reunite Investments Inc. for the issuance of 11,020,000 shares in the share capital of the Company. The transaction closed on January 6, 2010. In July 2010, the Company issued a further 4,500,000 shares pursuant to the Addendum to the Participation Agreement.

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

The purchase price for the two transactions have been highlighted below.
Business Combination
The purchase price of CIC Europe Holding B.V. was allocated as follows:
US$
Other receivables	416,112
Bank	(19,454)
Due to related parties	(418,740)
Due to an affiliated company	(29,852)
Due to a director	(370,983)
Trade payables	(300,220)
Other payables	(354,250)
Accrued liabilities	(185,170)
Due from group company	1,440,000
Minority interest	(42,799)
Goodwill	1,460,556
--------------
1,595,200
========

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
7. ACQUISITION OF SUBSIDIARY COMPANIES (Continued)
The purchase price of Commodore International B.V. was allocated as follows:
US$
Trade and other creditors	(45,360)
Goodwill	1,197,360
--------------
Cash consideration paid	1,152,000
========

According to ASC 805-10-55-12, the Company was determined as the legal and accounting acquirer for the acquisition of Commodore. CIC, former major shareholder of Commodore, was the legal and accounting acquiree. After the acquisition, Mitex, which was controlled by Mr. Ben van Wijhe, was still the single major corporate shareholder with 37% of shareholding. The second and the third largest minority shareholders derived from CIC combined together held 34.25% of shareholding. Thus, Mitex maintains the most influential position in the Company. Moreover, there has been no change in the board of directors and top level management team after the Commodore acquisition. The combined Company is under the control of the original Asiarim management team. Base on these facts and circumstance, the Company determined that the acquisition of Commodore was a regular acquisition instead of reverse acquisition.

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
---------------------
3,136,675
============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payable	380,328
Other payable	862,677
Accrued expenses	195,602
Bank overdraft	12,066
Amount due to shareholders	1,138,740
Amount due to directors	395,905
---------------------
Total current liabilities	2,985,318
---------------------
Non-current liabilities:
Amount due to a director	31,000

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 22,040,000 (2008: 11,020,000) shares
issued and outstanding	26,540
Additional paid up capital	148,860
Accumulated deficit	(55,043)
---------------------
Total stockholders' equity	120,357
---------------------
Total liabilities and stockholders' equity	3,136,675
============

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
7. ACQUISITION OF SUBSIDIARY COMPANIES (Continued)
ASIARIM CORPORATION
UNAUDITED PRO-FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2009
US$

Net Revenues	437,203
Cost of Revenues	200,603
---------------------
Gross Profits	236,600

Other General and Administrative Expenses	1,140,291
---------------------
Loss from Operations	(903,691)
---------------------
Other Expenses:
Interests	8,761
---------------------
Net loss before minority interests	(912,407)

Share of loss of associate	0
---------------------
Net loss	(912,407)
============

Weighted Average Basic and Diluted Shares	22,040,000
============
Loss Per Share Basic and Diluted	(0.04)
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

Segment information about these businesses is presented below.
For the three months ended	Consulting Service		Computer Trading		Brand Operation		Consolidated
June 30, 2010 and 2009	----------------		-------------------		-----------------		----------------------
	2010	2009	2010	2009	2010	2009	2010	2009
	--------	--------	--------	-------	--------	-------	---------	----------
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	0	0	269	34,389	0	0	269	34,389
	--------	--------	--------	-------	--------	-------	---------	----------
Segment Results	0	0	9	1,427	0	0	9	1,427
	--------	--------	--------	-------	--------	-------	---------	----------
Unallocated corporate income							0	0
Unallocated corporate expenses							(120,880)	(24,706)
							----------	---------
(Loss) form operations							(120,871)	(23,279)
Finance costs							(27,784)	0
							----------	---------
(Loss) / profit for the period							(148,655)	(23,279)
							======	======

As of June 30 2010 and 2009							Jun 30, 2010	Jun 30, 2009
ASSETS							US$	US$
Segemnet asses	5,000	19,592	1,930,319	53,497	1,197,360	0	3,132,679	73,089
Unallocated corporate assets							3,199	8,898
							----------	---------
Consolidated total assets							3,135,878	81,987
							======	======
LIABILITIES
Segment liabilities	0	4,797	2,290,644	82,384	368,130	0	2,658,774	87,181
Unallocated corporate liabilities							711,711	13,440
							----------	---------
Consolidated total liabilities							3,370,485	100,621
							======	======
Geographical Segments
The Group's customers are principally located in Hong Kong, PRC.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
(Stated in US Dollars)
10. NOTE TO CONSOLIDATED CASH FLOW STATEMENT
Purchase of interests in subsidiaries
Net assets acquired:	June 30, 2010	September 30, 2009
	US$	US$

Amount due to related party	(29,852)	-
Other receivables	416,112	-
Due to related parties	(418,740)	-
Due to a director	(370,983)	-
Trade creditors	(345,580)	-
Other creditors	(354,250)	-
Accrued liabilities	(185,170)	-
Minority interest	(42,799)
	---------------------	---------------------
	(1,331,262)	-
Goodwill	2,657,916	-
	--------------------	--------------------
	1,326,654	-
	============	============

Represented by:

Shares issue	155,200	-
Acquired bank overdraft	19,454	-
Debt consideration	1,152,000	-
	--------------------	--------------------
	1,326,654	-
	============	============
The analysis of net inflow of cash and cash equivalents in respect of the purchase of additional interests in subsidiaries is as follows:
	June 30, 2010	September 30, 2009
	US$	US$

Cash consideration paid	-	-
Bank overdraft of acquired subsidiaries	(19,454)	-
	--------------------	---------------------
	(19,454)	-
	============	============

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

v)

Pursuant to the Addendum to the Participation Agreement ("APA") as announced in the Form 8K file on July 6, 2010, the Company shall issue additional shares in the Company to each of the parties in the APA, such that their interests in the Company shall not be less than 14% after the raising of the USD3,000,000.

vi)	The Group has agreed to issue up to 2,685,000 performance shares to Ascenda Corporation as further described in Note 12 (i).
12. SUBSEQUENT EVENTS
i)

As announced in a Form 8K filed on July 8. 2010, on July 1, 2010, the Company entered into a conditional agreement with Ascenda Corporation ("Ascenda") to set up a joint venture company ("JV Company") to be engaged in the business of design, sourcing, development, procurement, trade financing and product support for certain computer and mobile (smart) phone products and other products, from time to time, under the "Commodore" brand name. Pursuant to the agreement, Ascenda shall receive 2,685,000 shares in the Company for the services it provides to the joint venture company. Ascenda shall receive additional 2,685,000 shares in the Company provided certain sales targets are achieved in the next 2 years. Ascenda shall further have the right to sell its 49% in the JV Company to the Company for 2,685,000 shares in the Company within 3 years commencing from the date of the closing of the agreement provided that the business plans and milestones have been achieved.

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

In September 2009, the Company entered into a conditional Participation Agreement to acquire the 49% interests in the "Commodore" brand, the entire European operation of Commodore and the remaining interests of our Asian operation for a total cash consideration of up to Euro 2,000,000 and the issuance of 11,020,000 shares of the Company. This transaction consolidate all the Commodore operations worldwide under the Company. On January 6, 2010, the Company closed this transaction.

In February 2010, the Company entered into an agreement to acquire the other 51% interests in the "Commodore" brand for Euro 300,000. After this transaction, the Company owns the rights for the Commodore brand and the extended operations in Europe. We believe that acquiring such assets will enable us to provide future growth to the Group.
At the date hereof, the Company still has not made any payment in respect of these acquisitions and will need to raise money to pay off the payment obligations.

As announced in a Form 8K filed on July 8. 2010, the Company entered into a conditional agreement with Ascenda Corporation ("Ascenda") to set up a joint venture company ("JV Company") to be engaged in the business of design, sourcing, development, procurement, trade financing and product support for certain computer and mobile (smart) phone products and other products, from time to time, under the "Commodore" brand name. Ascenda is an experienced electronic sourcing company in China and they will head the manufacturing and sourcing of computer and mobile devices.

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
1

We had set up manufacturing operations through co-operation with two OEM manufacturers, however in order to effectively manage these manufacturers we have jointed venture with Ascenda, an experienced electronics sourcing company, to oversee the entire product sourcing and procurement process,

2

We had opened up the markets in Malaysia, Australia and Mozambique by setting up sales fulfillment network with local partners in these countries. However, these countries have not had any sales as they have been working out the product lineup in their regions,

3

We had selected and introduced a new exciting line of netbook computers, notebook computers, Pen Touch computers and monitors, Pen Touch Tablet computers, Multimedia Internet Device ("MID"), and a line of entertainment devices.

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

During the three months ended March 31, 2010, the Company continued to prepare the product line up for 2010, and in particular to follow up on the leads from the 2010 CES show In Las Vegas. However, as the Company had realized that the price pressure on the profit margin from the sale of netbook in the market is becoming higher and higher, for this reason the Company decided to re-strategize our plan and refocus our business into the area of electronic gaming, mobile and smartphone products.

With the completion of the acquisition of CIC Europe Holding B.V. in January 2010, we have now consolidated the worldwide operation under the Company. After securing the plan we plan to introduce our new line of computer and entertainment products (i.e. electronic gaming device, TV set and etc.) into the USA and European markets in the second half of 2010. We will select distributors in each region and countries to represent our products. Furthermore subject to additional funding, the Asia Pacific operation expects to select distributors in Australia, Malaysia, China and select countries in Africa in the coming 3 months.

Our efforts now are to realize some of these interests into sales opportunities. Going forward, the Company will try to arrange for financing to be in place before establishing sales networks in United Kingdom, USA, and China to launch our products. At the date of this report the Company is still working on its fund raising and as such the sales network is expected to be launched after we have arranged some financial support and resources.

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
Media Content

In line with the COMMODORE strategy for our branded products, we will have all our products and devices link to our content portal at www.commodoreworld.com, which is under development at the moment. Certain of our products will be equipped with a hotkey for a one touch linkup. Our customers will be offered services to keep and manage all their digital files, including but not limited to, online entertainment, news and personal entertainment center. We expect to commence activities in the Media Content in second half of 2010 by setting up the servers in Hong Kong. We shall also arrange for cooperation with content providers to offer contents on our COMMODORE portal for our device owners.

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

The Group's consumer electronics business consists of designing, sourcing, marketing, sales and distribution of a variety of multimedia and computer products under the COMMODORE brand name. These products include:

*	Ultra Mobile Portable Computers (UMPCs);
*	Netbooks;
*	Notebook;
*	Computer accessories;
*	Pen Touch computers and monitors;
*	LED TV Monitors; and
*	Media Center systems.
We believe we possess an advantage over our competitors due to the combination of:
*	recognition of the COMMODORE brand;
*	our distribution base and customer relations as interested parties recognize the consumer attraction to the Commodore brand; and
*	our sourcing expertise and vendor relations through the sourcing expertise of Ascenda.

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
Design and Manufacturing

Ascenda Corporation is our joint venture partner for sourcing, developing and producing our computer and mobile (smart) phone products. Ascenda will work with select original equipment manufacturers that meet our manufacturing requirements and standards. Ascenda shall source, qualify and then manage the manufacturer and the entire product procurement process.

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

Competition

Based on our brand positioning, we consider our competitors in the computer segment to be Acer, Asus, Gateway, Prostar and Hewlett-Packard and, in the smartphone segment to be htc and Samsung. The industry is characterized by the short life cycle of products, which requires continuous re-design, improvement and development efforts.

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

In January 2010, the Company closed the transaction to acquire the Commodore European operation and to acquire 49% of the Commodore brand. In February 2010, the Company entered into agreement to acquire the remaining 51% of the brand company for Euro 300,000. In connection with the European transactions, the Company has obligations of about Euro 1.8 million or about US$2.4 million in respective of these acquisitions. The Euro 1.8 million comprise payments of Euro 1,000,000 payable to CIC Europe Holding B.V. which is now a group company for the liabilities in the Group mainly noted in i to v below; Euro 500,000 to Reunite Investments Inc, a shareholder of the Company, and Euro 300,000 to a third party. All the above payments are non-interests bearing, payable on demand, and non-secured except for the Euro 300,000 which is secured against the Commodore trademark.

As at June 30, 2010 the Group had a total liability of US$3,370,485. This is mainly related to the acquisition of the European operations and the assumption of their debts and the acquisition of the Commodore brand. The details of the Group liabilities as at June 30, 2010 are summarized below:

i)	Euro 300,000 (US$368,130) owed to a third party which is interest free, payable on demand and secured against the Commodore trademark;
ii)	Euro 449,126 (US$551,123) to the tax office in the Netherland in respect of our subsidiary company in the Netherlands;
iii)

US$597,093 to Reunite Investment Inc., a shareholder of the Company partially relating to the acquisition of a Group company for Euro 500,000. The amount due is interest free, payment on demand and unsecured;

iv)	Euro 329,172 (US$403,927) to Mr. Eugene van Os, a director of our Europe operation;
v)	Euro 304,287 (US$373,391) to Mr. Ben van Wijhe, the president and chairman of the Company;
vi)	the Company entered into a compensation agreement for a total amount of $350,000 to be paid in installments in 2010.
At the date hereof the Company has not made any payments in respect to items i - iv above.

We may have to raise funds to pay for our expenses and our debt obligations noted above. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

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
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in:

1.	recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and
2.

ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Except for the following deficiency:
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

Changes in Internal Controls over Financial Reporting:

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, the Company shall also include following policies and procedures in regard to the internal control over financial reporting.

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved)
Item 5. Other Information.
None.
Item 6. Exhibits
Exhibit No.	Description
2.1	Participation Agreement (2)
2.2	Addendum to the Participation Agreement (2)
2.3	Joint Venture Agreement with Ascenda (3)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d14(a) Certification of Te Hwai Ho (Attached Hereto)

31.2	Rule 13a-14(a)/15d14(a) Certification of Te Hwai Ho (Attached Hereto)

32.1	Section 1350 Certifications (Attached Hereto)
1	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2007.
2	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 6, 2010.
3.	Incorporated by reference to our Current Report on Form 8K filed with the SEC on July 8, 2010.

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