Form 10-K/A
period 2009-09-30
ASIARIM CORP
filed 2011-01-18
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.2

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
References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
EXPLANATORY NOTE

The Amendment No.2 to Asiarim Corporation's (the "Company", "Asiarim") annual report on Form 10-K/A No.1 for the year ended September 30, 2009 is being made principally as result of the Company's recent review of the Financial Expert on the Board of Directors and supplement explanation on the subsequent events of the acquisition of Commodore International B.V.

This Form 10-K/A No.2 amends Part I, Item 1A, Risk Factors. No other information included in the Form 10K/A No.1 is amended hereby.

For convenience and ease of reference, the Company is filing the annual Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of January 12, 2010, the filing date of the original Annual Report. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosure in the Annual Report that may have affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby.

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

Foreign regulations and changes in the political, social and economic conditions in the foreign countries in which the Company operates its business could affect the Company's future revenues and earnings materially and adversely.

The Company is expecting to derive a significant portion of its revenue from sales of products manufactured by third parties located primarily in China. In addition, third parties located in China and other countries located in the same region produce and supply many of the components and raw materials used in the Company's products. Conducting an international business inherently involves a number of risks and difficulties that could materially and adversely affect the Company's ability to generate revenues and could subject the Company to increased costs. Among the factors that may adversely affect the Company's revenues and increase its costs are:

* Chinese labor laws;
* labor shortages in manufacturing facilities located in China;
* more stringent export restrictions in the countries in which the Company operates which could adversely affect its ability to deliver its products to its customers;
* the elimination or reduction of value-added tax refunds to Chinese factories that manufacture products for export;
* the rise of inflation and substantial economic growth in China;
* currency fluctuations which could cause an increase in the price of the components and raw materials used in the Company's products and a decrease in its profits;
* tariffs and other trade barriers which could make it more expensive for the Company to obtain and deliver its products to its customers;

  *  political instability and economic downturns in these countries which could adversely affect the Company's ability to obtain its products from its manufacturers or deliver its products to its customers in a timely fashion;

* new restrictions on the sale of electronic products containing certain hazardous substances.
Any of the factors described above may materially and adversely affect the Company's future revenues and/or increase its operating expenses.

Furthermore, China is a developing country governed by a one-party government. China is also a country with an extremely large population, widening income gaps between rich and poor and between urban and rural residents, minority ethnic and religious populations, and growing access to information about the different social, economic, and political systems found in other countries. China has also experienced extremely rapid economic growth over the last decade, and its legal and regulatory systems have changed rapidly to accommodate this growth. These conditions make China unique and may make it susceptible to major structural changes. Such changes could include a reversal of China's movement to encourage private economic activity, labor disruptions or other organized protests, nationalization of private businesses, civil strife, strikes, acts of war and insurrections. If any of these events were to occur, it may disrupt the Company's access to its suppliers and/or disrupt the operations of the Company's suppliers, which may significantly affect the Company's results of operations and financial performance.

The legal and judicial systems in the China are still rudimentary, and enforcement of existing laws is inconsistent. Because the China judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on civil law, or written statutes; a decision by one judge does not set a legal precedent that must be followed by judges in other cases. In addition, the interpretation of Chinese laws may vary to reflect domestic political changes.

The laws of China are likely to govern many of the Company's supplier agreements. The Company cannot assure you that it will be able to enforce its rights in its supplier agreements. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of the Company's supplier agreements may have a material adverse impact on the Company's operations.

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

Asiarim Corporation
a Nevada corporation
Date: January 18, 2011	/s/ Ben van Wijhe
---------------------------------------
Ben van Wijhe
Principal Executive Officer
Date: January 18, 2011	/s/ HO Te Hwai
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