Form 10-Q/A
period 2010-06-30
ASIARIM CORP
filed 2011-01-18
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q/A
Amendment No. 2

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

EXPLANATORY NOTE

The Amendment No.2 to Asiarim Corporation's (the "Company", "Asiarim") Quarterly Report on Form 10-Q/A No.1 for the quarter ended June 30, 2010 is being made principally as result of the Company's recent review of the Financial Information, various business operation details and internal control.

This Form 10-Q/A No.2 amends Part I, Item 2, Management's Discussion and Analysis of Financial Conditions and Results of Operation; and Part II, Item 6, Exhibits. No other information included in the Form 10Q/A No.1 is amended hereby.

For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of August 19, 2010, the filing date of the original Quarterly Report. Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosure in the Quarterly Report that may have affected by events or transactions occurring subsequent to such filing date. No information in the Quarterly Report other than as set forth above is amended hereby.

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
iii)

51% of the shares of Commodore Holding B.V. are pledged to sell to third parties if the Company fails to pay the debt obligations of US$530,000 on or before April 30, 2010 and US$400,000 on or before June 30, 2010.

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

During the three months ended March 31, 2010, the Company continued to prepare the product line up for 2010, and in particular to follow up on the leads from the 2010 CES show In Las Vegas. However, as the Company had realized that the price pressure on the profit margin from the sale of netbook in the market is becoming higher and higher and the high costs requirement for entering into new markets hampered our efforts to close any sales orders, the Company decided to re-strategize our plan and refocus our business into the area of electronic gaming, mobile and smartphone products.

The Company has initiated working with OEM manufactures to supply mobile and smart phones. We have received the working samples for these phones which will be based on the android operating system. We are also expected to receive a pad product by the end of December 2010 which is expected to be a popular product for 2011. We will unveil our Products for 2011 featuring the above products and our netbooks and also our electronic gaming strategy at the upcoming Consumer electronics Show in Las Vegas in early January 2011.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved)
Item 5. Other Information.
None.
Item 6. Exhibits
Exhibit No.	Description
2.1	Participation Agreement (2)
2.2	Addendum to the Participation Agreement (2)
2.3	Pledge Document on 51% of Commodore Holding B.V. (Attached Hereto)
2.4	Compensation Agreement with SPbyDesign (Attached Hereto)
2.5	Loan Agreement for Euro 330,000 (Attached Hereto)
2.6	Pledge Agreement for the rights to Benelux (Attached Hereto)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d14(a) Certification of Ben van Wijhe (Attached Hereto)

31.2	Rule 13a-14(a)/15d14(a) Certification of Te Hwai Ho (Attached Hereto)

32.1	Section 1350 Certifications of Ben van Wijhe (Attached Hereto)
32.2	Section 1350 Certifications of Te Hwai Ho (Attached Hereto)
1	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2007.
2	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 6, 2010.
3.	Incorporated by reference to our Current Report on Form 8K filed with the SEC on July 8, 2010.

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