Form 10-K
period 2010-09-30
ASIARIM CORP
filed 2011-01-24
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

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

On December 15, 2010, the number of shares held by non-affiliates of the registrant was 6,061,800 shares of common stock. There is no calculation on the aggregate market value of the voting stock held by non-affiliates at the moment, as the Company's shares have not yet traded on the Over-the-Counter Bulletin Board.

Indicate the number of shares outstanding of each of the registrant' s classes of common stock, as of the latest practicable date. 29,535,000 as of December 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

DEFINITIONS AND CONVENTIONS
References to "China" or "PRC" refer to the Peoples' Republic of China.
References to "Common Stock" means the common stock, $0.001 par value, of Asiarim Corporation.
References to the "Commission" or "SEC" means the U.S. Securities and Exchange Commission.
References to "Ascenda" means Ascenda Corporation.
References to "Commodore Asia JV." means Commodore Asia Limited.
References to "Commodore Electronics" means Commodore Asia Electronics Limited (fka Commodore Asia Holdings Limited).
References to "Commodore Europe" means Commodore Europe B.V. (fka CIC Europe B.V.)
References to "Commodore Licensing" means Commodore Licensing B.V. (fka CIC Europe Holding B.V.).
References to "C= Holdings" means C= Holdings B.V. (fka Commodore International B.V.).
References to "Reunite" means Reunite Investments Inc. (fka Commodore International Corporation).
References to "Company", "Asiarim", "we", "our", "Group"means Asiarim Corporation and include, unless the context requires or indicate otherwise, the operation of its subsidiaries (all hereinafter defined).
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

TABLE OF CONTENTS

PART I
ITEM 1.	Business	1
ITEM1A.	Risk Factors	9
ITEM1B.	Unresolved Staff Comments	23
ITEM2.	Properties	23
ITEM3.	Legal Proceedings	23
ITEM4.	Removed & Reserved	23

PART II
ITEM5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
ITEM 6.	Selected Financial Data	22
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation	22
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	25
ITEM 8.	Financial Statements and Supplementary Data	25
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25
ITEM 9A	Controls and Procedures	26
ITEM 9B.	Other Information	26

PART III
ITEM 10	Directors, Executive Officers and Corporate Governance	27
ITEM 11	Executive Compensation	28
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	31
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	32
ITEM 14	Principal Accounting Fees and Services	32

PART IV
ITEM 15	Exhibits, Financial Statement Schedules	33

SIGNATURES		34

PART I
ITEM 1. BUSINESS

Asiarim Corporation, a Nevada corporation, was formed on June 15, 2007. We were originally formed to be a business consulting firm with a mission to provide business consulting services to small domestic companies as well as to assist "small to medium" sized companies in the Asia Pacific Region, particularly in China, to establish a business presence in the United States. The Company also offered a range of electronic document conversion service for companies and individuals that need to file periodically with the SEC EDGAR system. However in the prior fiscal year, the Company stopped its consulting and filing businesses so that it can focus exclusively in the computer electronics business.

Business Overview

In this fiscal year, the Group focused on the computer electronics business exclusively as it completed the acquisition of the 100% interests in the brand COMMODORE and, the Europe and Asia marketing and distribution operation, through a series of transactions summarized below.

Commodore - Brand and Worldwide Distribution

As announced in a Form 8K filed on July 8. 2010, the Company entered into a conditional agreement with Ascenda to set up a joint venture company to be engaged in the business of design, sourcing, development, procurement, trade financing and product support for certain computer and mobile (smart) phone products and other products, from time to time, under the "Commodore" brand name. Ascenda is an experienced electronic sourcing company in China and they have extensive distribution channels in the USA markets, providing experienced (sales) management to the local sales organization of the Company.

On January 5, 2009 the Company entered into a joint venture agreement with Commodore Licensing, then a subsidiary of Reunite to form a 50/50 joint venture company then named Commodore Electronics to facilitate the manufacturing and distribution of computer products under the brand name of COMMODORE for the territories of Asia and Africa. Under the terms of the joint venture agreement and exclusive trademark license agreement, Commodore Licensing will contribute the exclusive license brand to Asia and Africa for a period of 5 years plus an automatic extension of a further 5 years, and the Company will contribute up to a maximum of $7 million. Commodore Licensing shall also have the right to exchange its 50% interests in the joint venture for 50% interests in the Company, subject to the joint venture company achieving certain sales conditions. The joint venture company shall be responsible for providing sourcing and developing of new products for Commodore Licensing and its affiliates worldwide, and the marketing and distributing of COMMODORE branded products in Asia and Africa. The Company commenced purchasing and sale of samples of Commodore products at the ended March 31, 2009 and commenced commercial sales operation for its consumer electronics in May 2009.

During the fiscal year on January 6, 2010, the Company closed the Participation Agreement to acquire the 49% interests in C= Holdings which held the COMMODORE brand, 100% interests in Commodore Licensing which held the European operation of COMMODORE and the 50% interests in Commodore Electronics which held remaining interests of our Asian operation for a combined total cash consideration of up to Euro 2,000,000 and the issuance of total 11,020,000 shares of the Company. In June 30, 2010, the Company issued an additional 4,500,000 shares through an Addendum to the Participation Agreement, thereby effectively issuing a total of 15,520,000 shares as part of the consideration to acquire the above interests. After the acquisitions, the worldwide operation of marketing and distribution of the Brand Commodore was under the Company.

In February 2010, the Company entered into an agreement to acquire the other 51% of C= Holdings for Euro 300,000. After the acquisition, the Company owned 100% ownership rights for the Commodore brand and this brand ownership provides future business growth to the Group. At the date hereof, the Company still has not made any payment in respect of these acquisitions and will need to raise money to pay off the payment obligations to its stakeholders.

The above acquisitions to i) own the world wide marketing and distribution of the Commodore brand and ii) the 100% ownership of the brand will enable the Group to fully exploit the potential of the Commodore brand in the consumer electronics industry and offers a platform for the Group for future growth. However, the above acquisitions were acquired by extended credit arrangement and financing from stakeholders of the Company, the Group has pledged the acquired shares to the third parties as security. The secured positions of these are summarized in Note 12 to the financial statements as set out in this Form 10K.

At the date of this report the Company has not made any payments to the third party financiers as the Company still needs to raise money to pay off these payment obligations in the Group to retain the rights to the use of the operational rights and the 100% interests in the brand ownership.

Design and Sourcing Partner

During the fiscal year under review, the Group refocused its efforts to work with a new manufacturing and sourcing partner, Ascenda. As announced in a Form 8K filed on July 8. 2010, on July 1, 2010, the Company entered into a conditional agreement with Ascenda to set up a joint venture company, which was Commodore Asia JV, to be engaged in the business of design, sourcing, development, procurement, trade financing and product support for certain computer and mobile (smart) phone products and other products, from time to time, under the "Commodore" brand name. Pursuant to the agreement, Ascenda received 2,685,000 shares in the Company for the services it provides to the joint venture company. Ascenda shall receive additional 2,685,000 shares in the Company provided certain sales targets are achieved in the next 2 years. Ascenda shall further have the right to sell its 49% in the Commodore Asia JV to the Company for 2,685,000 shares in the Company within 3 years commencing from the date of the closing of the agreement provided that the business plans and milestones have been achieved. The Company provided an initial working capital to the Commodore Asia JV of US$150.000 to start the operations, that resulted in the development of a full range of products presented at the CES in January 2011.

History
COMMODORE was a pioneer in the computer industry. The Commodore C64 was one of the most popular computer models of its time. From 1982 to 1994, 17 million units of the Commodore C64 were sold.
The trade name COMMODORE can be dated back to 1954 and is one of the oldest and most well respected names in the consumer electronics and computer industry.

The essence of the Commodore brand is personalization. Back in the 1970s and 1980s Commodore was the first to offer ordinary people computers that they could adapt to their own individual needs and preferences. They could modify graphic interface, create their own music, write their own programs, and play the video games they wanted whenever they chose. Hardware, software, and content could be modified and managed by the user as they wished. Commodore's revolutionary technology inspired users to share their knowledge and content with others. This Commodore heritage continues today.

Business Segment and Development
Our business will be divided into 3 segments: Hardware Products (mobile), Gaming (mobile) applications & Media Content, and Brand Licensing.

PRODUCTS - Consumer Electronics

For the year ended September 2010, our sales in the Products business segment was limited to $9,881 which was mainly sample sales. We are disappointed by the limited sales results as the Group faced many challenges due to limited financial and human resources. We received huge interests from larger retailers in USA and UK but we could not close these orders due to various reasons. However it showed that we still hold interests to these retailers as they also believed that there are strong consumer interests in Commodore products in these markets. This was evident again at the 2011 Consumer Electronics Show in Las Vegas where our products got overwhelming interests from retailers and distributors. Based on the indications from the channels the sales office in the USA forecast the first shipments of our bundled products and (gaming) applications to its customers in March/April 2011.

Our efforts now are to maximize these interests into sales opportunities. Going forward, the Group will try to arrange for financing to be in place before establishing sales networks in USA, Europe and China to launch our products. At the date of this report, the Company is still working on fund raising and accordingly, the sales network is expected to be launched after we have arranged the financial support and resources.

The following is a more detail description of our consumer electronics business.
Our Products

The Group's consumer electronics business consists of designing, sourcing, marketing, sales and distribution of a variety of multimedia and computer products under the COMMODORE brand name. These products which can be found on our website at www.commodorecorp.com and www.commodoreworld.com include:

*	Tablets ;
*	Netbooks;
*	Notebook;
*	Desktops; and
*	Smartphones.
We believe we possess an advantage over our competitors due to the combination of:
*	recognition of the COMMODORE brand; and
*	our sourcing expertise and vendor relations through our partner Ascenda.

Our core business consists of selling, distributing, and licensing various moderately priced multi-media consumer electronic products in various categories. A substantial portion of our marketing and sales efforts are concentrated in North America and Europe initially and then to the Asia Pacific and Africa. We have offices in Los Angeles, the Netherlands, Hong Kong, Taipei and Shanghai.

Marketing and Sales
We will market and distribute our products primarily through:
*	mass merchandisers;
*	discount retailers;
*	electronics retailers; and
*	distributors and specialty catalogers.

Design and Manufacturing

We work with design teams based in Taiwan and China for designing innovative products. These relationships are based on a project basis in a fast moving industry. We will work closely with the design engineers and manufactures for efficient time to market. We work with the engineers to determine the detailed cosmetic, electronic and other features for new products in our design. Accordingly, the exterior designs and operating features of the products reflect our judgment of current styles and consumer preferences. Our designs are tailored to meet the consumer preferences worldwide.

Warranties

We offer limited warranties for our consumer electronics products. Such warranties typically consist of a one year manufacturing defects for computers and netbooks under the condition that we or the manufacturer will provide spare parts to fix, or offer a new or similar unit in exchange for a non-performing unit, depending on the circumstances.

GAMING & MEDIA CONTENTS
Gaming

During the year, the Group formulated a gaming strategy to capitalize on the heritage of Commodore games. Commodore has over 5,000 games in its library accumulated over the years. Commodore was the first pioneer in computer gaming creating a great fan base of gamers still playing our games in various countries worldwide.

Today gaming is a vital driver for users on the internet for gaming and social networking, and to mobile entertainment in the coming future. It is our intention to roll out our own Gaming Portal or in conjunction with our partners in the coming year.

Our strategy is to integrate our existing game database with new technology such as movement sensor software application for enhanced customer experience, as well launch new gaming titles under Commodore label in collaboration with strategic partners in Asia, Europe and USA.

We have entered into a cooperation agreement with Aibelive Co. Ltd in Taiwan for advanced sensor movement software applications for all types of third party games as well development of the historical Commodore games using this technology. This enables customers to play our games using their (smart)phones as a remote controller or joystick for enhanced user experience using movement game features. This cooperation resulted into an overwhelming interest of customers during the CES show in Las Vegas in January, show casing this technology on our smart phones under the Commodore label as well third party feature phones. The bundled product offering was showed with our operational online gaming platform and separate game controllers branded under Commodore.

We plan to implement the following in the coming year:
-	a full functional Gaming download portal for current - and new labeled games for desktop and mobile devices such as smart and feature phones;
-	a range of mobile games titles for Android based smart- and feature phones;
-	integrated software embedded in our products for access to our web portal www.commodoreworld.com for various applications & services; and
-	mobile and desktop products according the latest technology specifications using strategic manufacturing partners.

Media Contents - commmodoreworld.com

As stated before, in line with the COMMODORE strategy for our branded products, we will have all our products and devices link to our content portal at www.commodoreworld.com, which was launched in a beta version at the CES show in January 2011. Certain of our products will be equipped with a soft-key for a one touch linkup. Our customers will be offered services to keep and manage all their digital files, including but not limited to, online entertainment, news and personal entertainment & gaming platform. We expect to commence activities in the gaming, entertainment application and other media content in second half of 2011 by setting up the servers in Asia and USA. We shall also arrange for cooperation with content & gaming providers to offer contents on our COMMODORE portal for our device owners.

BRAND LICENSING

Brand licensing is an important business segment to realize the maximum brand value. During the fiscal year, in August 2010, the Company entered into a brand licensing arrangement with a third party to license the Keyboard Computer under the traditional form factor of the Commodore 64. Under the license agreement, the third party is expected to pay an initial royalty of USD250,000 on or before December 31, 2011. At the date of this report, the third party has not formally submitted the computer for our approval and has not paid the initial royalty. Accordingly we have not recorded this initial royalty in our accounts for the 2010 fiscal year until we receive the royalty payment.

The Group will continue to explore brand licensing opportunities in the coming year since it received several requests for licensing arrangements. We consider to start an active Brand licensing policy, possibly through working with brand management partner(s), during the course of 2011 for certain products segments and leverage on the Brand awareness in the different territories.

Growth Strategy

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

Government Regulation

Many of our products are subject to various Federal regulations, some of which empower the Consumer Product Safety Commission (the "CPSC") to regulate potentially hazardous products. The CPSC has the authority to exclude from the market certain articles that are found to be hazardous and can require a manufacturer to refund the purchase price of products that present a substantial product hazard. CPSC determinations are subject to court review. Similar laws exist in some states and cities in the United States. During the year ended September 30, 2010, none of our products were sanctioned by the CPSC as hazardous.

Product Liability and Insurance
We are periodically subject to product liability claims resulting from personal injuries. We may become involved in various lawsuits incidental to our business.

Currently, we do not have any product liability insurance, but we intend to arrange product liability insurance in the first half of 2011. In recent years, product liability insurance has become much more expensive, restrictive and difficult to obtain. Accordingly, there can be no assurance that our general product liability insurance, when arranged, will be sufficient to cover any successful product liability claims made against us in the future. However, any claims substantially in excess of our intended insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our financial condition and results of operations.

Research and Development
The Company works in conjunction with product development companies in China. The Company does not undertake any research and development at the moment.
Employees

As of December 15, 2010, we had 5 employees employed by the Group, excluding staff of our stakeholders and partners contributing to the Group on a as required basis. The Company will furthermore extend this staff and consultants as required by operations.

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

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in having to curtail or cease operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern. Accordingly, our failure to generate sufficient revenues or to generate adequate capital could result in the failure of our business and the loss of your entire investment.

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

As discussed in the Notes to Financial Statements for the year ended September 30, 2010, we had a net loss of approximately $1,093,259 and for the period from June 15, 2007 (inception) to September 30, 2010 an accumulated loss of $1,148,302. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period June 15, 2007 (inception) to September 30, 2010. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Risks Relating To Our Common Shares

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

Our Articles of Incorporation authorizes the issuance of 75,000,000 shares of common stock, of which 29,535,000 shares are issued and outstanding as of December 31, 2010. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Business Related Risks
We may not be able to compete with current and potential consumer electronic companies, some of whom have greater resources and experience than we do.

The consumer electronics business is intensely competitive, highly fragmented and subject to rapid change. We do not have the resources to compete with our existing competitors or with any new competitors. We compete with many consumer electronics companies which have significantly greater personnel, financial, managerial, and technical resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business as we may never be able to develop our own customers which are primary retailers. If we are not be able to differentiate ourselves with other bundled products and applications to build our position in the market place.

We have pledged to sell 51% of the C= Holdings which holds the Commodore brand name unless we can repay the debts under the pledge.

We have pledged to sell 51% of C= Holdings which holds the Commodore brand name against certain financing owed by the Group to third parties. The Group has also pledged the remaining 49% of C= Holdings against certain amounts owed to a vendor of the 49% interests. If the Group cannot repay the loan then the third party may exercise the pledge and the Group may lose the controlling ownership and or the entire interests of the brand which may adversely affect our future revenues, earnings and growth.

We have pledged to sell 100% of Commodore Licensing which holds the license to operate the Commodore brand name unless we can repay the debts under the pledge.

We have pledged 100% interests of Commodore Licensing which holds the license to operate the Commodore brand name against certain financing owed by the Group to third parties. If the Group cannot repay the loan then the third party may exercise the pledge and the Group may lose the entire interests to operate the Commodore brand which may adversely affect our future revenues, earnings and growth.

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

All of our products are expected and will be purchased from suppliers with factories located in the People's Republic of China ("China"). The weakness of the United States dollar in relationship to the Chinese currency has increased substantially the cost of the products we will purchase from such suppliers. These suppliers also have experienced sharply rising costs attributable to, among other things, substantially increased raw material costs, general economic conditions and changes in certain labor, public health and tax regulations in China. As a consequence, many of the suppliers have indicated substantial price increases for the products we will and intend to purchase from them. We are monitoring and will try to resist such increases and, at the same time, discuss higher product sale prices to our customers. We expect our customers will strongly resisted accepting new increased pricing given the recent decline in economic conditions globally and the fear that higher prices will adversely affect the future sales orders from customers. The pricing situation with our suppliers and customers is unclear and there can be no assurance that we will be able to work out an acceptable solution. In addition, if we are unable to negotiate lower costs with our suppliers, higher prices from our customers or some combination of the two, our planned sales will likely decline, our profit margins will shrink and our operating results may be materially and adversely affected.

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

The failure to maintain our relationships with our licensees and distributors or the failure to obtain new licensees or distribution relationships could materially and adversely affect our revenues and earnings.

We own the COMMODORE trademark for the manufacture and sale of specific consumer electronics and other products. In addition, we expect to enter into agreements for the distribution of products bearing the COMMODORE brand, into defined geographic areas and or product categories. We intend to enter into distribution agreements for certain of our products in select territories or countries, most have terms of two years or less. We cannot assure that such agreements will be renewed or that our relationships with our licensees or distributors will be maintained on satisfactory terms or at all. The failure to maintain our relationships with our licensees and distributors on terms satisfactory to us, the failure to obtain new licensees or distribution relationships or the failure by our licensees to protect the integrity and reputation of the COMMODORE trademark could materially and adversely affect our licensing revenues and our earnings.

Our business could be materially and adversely affected if the Licensor cannot protect its intellectual property rights or if we infringe on the intellectual property rights of others.

Our ability to compete effectively depends on our ability to maintain and protect the proprietary rights. We own the COMMODORE trademark, which is materially important to our business. This trademark is registered throughout the world by the subsidiary company, Commodore Holdings B.V. (formerly known as Commodore International B.V.). The protections afforded by the laws of the countries in the territories we registered the trademark may not be adequate to protect the intellectual property rights.

Third parties may seek to challenge, invalidate, circumvent or render unenforceable any trademarks, patents or proprietary rights registered to us. In addition, in the event third party licensees fail to protect the integrity of the trademarks, the value of these marks could be materially and adversely affected. Our inability to protect our proprietary rights could materially and adversely affect the license of our trade names, trademarks and patents to third parties as well as our ability to sell our products. Litigation may be necessary to enforce the intellectual property rights, protect our trade secrets; and determine the scope and validity of such intellectual property rights. Any such litigation, whether or not successful, could result in substantial costs and diversion of resources and management's attention from the operation of our business.

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

Our success is dependent on our ability to anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and developing new products. In addition, to increase our penetration of current markets and gain footholds in new markets for our products, we must maintain our existing products and integrate them with new products. We may not be successful in developing, marketing and releasing new products that respond to technological developments or changing customer needs and preferences. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these new products. These new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to our products are delayed, or if these products or enhancements fail to achieve market acceptance when released, our sales volume may decline and earnings could be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forgo purchases of our products, which could also materially and adversely affect our revenues and earnings.

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

A significant portion of our product sales are made and expect it to be made through our distributors. Our level of sales depends on the effectiveness of these organizations, as well as the effectiveness of our own employees. Some of these third party representatives may sell (and do sell), with our permission, competitive products of third parties as well as our products. If any of our third party sales representative organizations engaged by us fails to adequately promote, market and sell our products, our revenues could be significantly decreased until a replacement organization or distributor could be retained by us. Finding replacement organizations and distributors could be a time consuming process during which our revenues could be negatively impacted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
ITEM 2. PROPERTIES
The Group operated at the following properties:
a

The Group leases an office at Suite 1601, 16/F Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong. The lease is by monthly basis of $100 per month with automatic renewal at the end of each month. The office space is approximately 300 square feet;

b

The Group also leases an office at Suite 1403 Wan Chai Commercial Center, 194 Johnston Road, Wanchai, Hong Kong. The lease is by monthly basis of about $67 per month with automatic renewal at the end of each month. The office space is approximately 200 square feet;

c

In January 2010, upon acquiring the European operating office, we assume a tenancy agreement for the office at Haerstraat 125, 7573 PA Oldenzaal, The Netherlands. This office is about 1,000 square feet. The lease will expire at the end of February 2011 and the monthly rent is Euro 7,738 (about US$10,291), inclusive of local tax; and

d

In July 2010, upon forming the joint venture for the sourcing operation in Asia, we have set up representative offices in (i) Shanghai at Suite 1703 Grand Ocean Tower, 1200 Pudong Avenue, Shanghai, China 200135, (ii) Taipei at 5F-4, No.1, Baosheng Road, Yonghe City, Taipei Country 23444, Taiwan, and (iii) California at 16960 Gala Ave, City of Industry, CA 91745, USA. We use these offices on a month to month basis and only pay direct expenses relating to the use of the office. The Group did not enter into any formal tenancy agreements for the use of these representative offices.

ITEM 3. LEGAL PROCEEDINGS
There are no legal actions pending against us nor are any legal actions contemplated by us at this time.
ITEM 4. REMOVED & RESERVED

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
A registrant that qualifies as a smaller reporting company is not required to provide the Performance graph required in paragraph (e) of Item 201.
We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is quoted on the OTC Markets under the symbol "ARMC".

The following table shows the reported quarterly high and low closing sales price for our shares within the last two fiscal years on the OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our Common Stock as an indication of its future price performance. The closing price of our Common Stock on September 30, 2010 was $1.25 per share.

Quarter	High	Low
-----------------------------------------	-----------------------	----------------------
Fourth Quarter - Sep 2010	$1.25	$1.25
Third Quarter - Jun 2010	$1.25	$1.25
Second Quarter - Mar 2010	$1.25	$1.25
First Quarter - Dec 2009	n/a	n/a

Fourth Quarter - Sep 2009	n/a	n/a
Third Quarter - Jun 2009	n/a	n/a
Second Quarter - Mar 2009	n/a	n/a
First Quarter - Dec 2008	n/a	n/a
ISSUER'S REPURCHASE OF EQUITY SECURITIES
None.
HOLDERS
On December 31, 2010, the Company had approximately 69 holders of record of our common stock.
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

STOCK OPTIONS.
At the date of this report, there are no stock options outstanding.

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

Results of Operations
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009
REVENUES

The Company has realized revenue of $9,881 for the year ended September 30, 2010. The Company incurred a cost of revenue of $8,951, achieving a gross profit of $930 for the year ended September 30, 2010. The Company derived all of its revenue from the sale of sample netbook computers.

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

OPERATING EXPENSES

For the year ended September 30, 2010, our gross profit was $930 (2008/09: $6,416) and our total operating expenses were $1,177,581 (2008/09: $81,777), all of which were selling, general and administrative expenses. A summary of the administration expenses are analyzed below. We also had $51,517 in interest expenses (2008/09: $86) in the current year, $2,929 (2008/09: nil) in interest income, $113,247 (2008/09: nil) in gain on deemed disposal of subsidiary and $18,733 (2008/09: $29,357) in loss attributable to minority interests. Our net loss to our shareholders for the year ended September 30, 2010 was $1,093,259 (2008/09: $46,090).

Breakdown of the administrative costs	2009/10	2008/09
	US$	US$
Salary and benefits:
HK, and China Office	73,112	21,838
Corporate Office	246,375	-
Europe Office	236,142	-
Consultancy Fee	27,060	10,597
Office related costs:
HK and China Office	26,252	12,413
Europe Office	82,518
Travel and Entertainment:
HK Office	8,626	24,338
Europe Office	47,854	-
Corporate Office	34,933	-
Legal and Corporate Costs	9,859	-
Compensation Fee	350,250	-
Miscellaneous costs:
HK and China Office	26,116	12,591
Europe Office	8,484	-

TOTAL ADMINISTRATION COSTS	1,177,581	81,777
Our loss for the year was mainly attributable to the following:
1)

Costs of maintaining an administrative office in Europe. The Europe office costs was assumed upon the acquisition of the Commodore European operation. This increased the salary expenses substantially when compared to the prior year.

2)	The office costs increased due to the administration office in the Netherlands. This lease will expire in February 2011.
3)	Compensation fee for termination of a distribution contract related to the Europe operation.

Capital Resources and Liquidity

As of September 30, 2010, we had approximately $142,617 in cash and $37,525 in accounts receivables for total current assets of $180,142. In addition, the Company had accrued liabilities of $275,288, other payable of $1,071,474, accounts payable of $359,216, amount due to related parties of $1,403,547, amount due to former subsidiary of $3,715 and amount due to directors of $611,289 for total current liabilities of $3,724,529. We also had a minority interests asset of $5,285 for a total net non-current liabilities of $5,285, so the total liabilities of 3,719,244 at September 30, 2010.

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $200,000 in website development; $250,000 in marketing expenses; and $550,000 in general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital. In addition we will require an additional Euro 1.5 million for the payment obligations to the creditors and loan givers in respect of the acquisition of the Commodore Licensing and C= Holdings.

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On December 29, 2010, the Company elected and appointed Albert Wong & Co., LLP, an independent U.S. registered public accounting firm which is associated with the Company's then independent registered public accounting firm, Albert Wong & Co., as our new auditors, effective on the same day.

No accountant's report issued by Albert Wong & Co. on the financial statements for either of 2008 and 2009 contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of us to continue as a going concern.

During the period that Albert Wong & Co. served as our independent registered public accounting firm and through the date of dismissal, we have not had any disagreements with Albert Wong & Co. on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(iv)(B) of Regulation S-K.

Effective December 29, 2010, we appointed Albert Wong & Co., LLP, which appointment was approved by our Board of Directors, to act as our independent auditors. During the Company's two most recent fiscal years ended September 30, 2009 or subsequent interim period prior to November 15, 2010, the Company has not consulted Albert Wong & Co., LLP regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did Albert Wong & Co., LLP provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Company's two most recent fiscal years ended September 30, 2009 or subsequent interim period prior to November 15, 2010, the Company has not consulted Albert Wong & Co., LLP on any matter that was the subject of a "disagreement" or a "reportable event" (each as defined in Item 304 of Regulation S-K).

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

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of the most recent fiscal year ended September 30, 2010.

Based on its evaluation under the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of September 30, 2010, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name and Business Address	Age	Position
Ben Van WIJHE Wittendiik, 13 7216 PL Kring Van Dorth, The Netherlands	45	President and Director
Te Hwai HO Flat 1601, Jie Yang Building 271 Lockhart Road, Wanchai, Hong Kong	49	Treasurer, Secretary and Director
Donald Su Yo RUAN Room 1703, 17th Floor, Grand Ocean Tower, 1200 Pudong Boulevard, Pudong, Shanghai, China 200135	64	Executive Director

Officer and Director Background

Mr. Ben Van WIJHE: Mr. Van Wijhe was appointed as Director on February 27, 2009 and was appointed as President on April 27, 2009. For over the past 5 years, Mr. Van Wijhe has been the President & Chief Executive Officer of Reunite). Reunite is an investment holding company that held the rights for COMMODORE and developed innovative hardware products and digital media services. Reunite is an OTC Pinksheet company with the symbol CDRL.pk. Mr. Van Wijhe has broad general management experience and proven ability to execute and deliver in digital media, telecom and technology sector.

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

Mr. Donald Su Yo RUAN Mr. RUAN was appointed as Director on September 30, 2010. For the past 5 year, Mr. Donald Ruan has been a partner at Unico/Unind Int. and Executive VP at Taiwan and Hong Kong Trading Co., a Taiwanese government owned trading company. He has been Chief Executive Officer of ProView Tech., KDS, MAG Innovision, and CTX Int. in the United States. He was a board member of Waffer Int., and MAG Innovision. Mr. Ruan is the founder and CEO of Ascenda Corporation since 2001 and also served through 2004 as Chief Resident Representative in China for China Development Financial Holdings Corp of Taiwan, an arm of the banks in Taiwan and China. Mr. Ruan was educated both in Taiwan and the United States of America.

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
Auditors; Code of Ethics; Financial Expert
On December 29, 2010, the Company appointed Albert Wong & Co, LLP as the principal independent accountant. Please refer to Item 9 of this report.

As disclosed in our Form 8-K filed with the SEC on January 3, 2011, the Company has adopted a Code of Ethics applicable to our directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

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

SUMMARY COMPENSATION TABLE
							Non-qualified
						Non-Equity	Deferred
	Year			Stock	Option	Incentive Plan	Compensation	All Other
Name and	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Sept 30	($)	($)	($)	($)	($)	($)	($)	($)
-----------------------	-------------	--------	--------	--------	-------	---------------	-------------	------------	--------

Te Hwai HO (1)	2008	12,000	-	-	-	-	-	-	12,000
	2009	12,000	-	-	-	-	-	-	12,000
	2010	6,000	-	-	-	-	-	-	6,000
Sheung Fung LAU (2)	2008	N/A	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-
Ben Van WIJHE (3)	2008	N/A	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
	2010	246,375	-	-	-	-	-	-	246,375
Donald Su Yo Ruan (4)	2010	1,194	-	-	-	-	-	-	1,194
(1)	is the Chief Financial Officer, Treasurer and Director of Asiarim.
(2)	is Director of Asiarim. The 2008 salary is not applicable as the person was not appointed a director until after September 30, 2008. Mr. Lau resigned as Director of Asiarim on November 1, 2010.
(3)	is the President, Chief Executive Officer, and Director of Asiarim.
(4)	is a Director of Asiarim. Mr. Ruan was appointed as Director on September 30, 2010.
Since our incorporation on June 15, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers. We have no equity incentive plans.

Outstanding Equity Awards
The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2010.
OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2010
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Te Hwai HO	-	-	-	-	-	-	-	-	-
Sheung Fung LAU (1)	-	-	-	-	-	-	-	-	-
Ben Van WIJHE	-	-	-	-	-	-	-	-	-
Donald RUAN (2)	-	-	-	-	-	-	-	-	-
(1)	Mr. LAU resigned as Director on November 1, 2010.
(2)	Mr. RUAN was appointed as Director on September 30, 2010.
Compensation of Directors
The table below summarizes all compensation of our directors as of September 30, 2010.
DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
----------	-----------	----------	-------	---------------	--------------	--------------	--------
Te Hwai HO	12,000	-	-	-	-	-	12,000
Sheung Fung LAU (1)	-	-	-	-	-	-	-
Ben Van WIJHE	-	-	-	-	-	-	-
Donald RUAN (2)	-	-	-	-	-	-	-
(1)	Mr. LAU resigned as Director on November 1, 2010.
(2)	Mr. RUAN was appointed as Director on September 30, 2010.
Stock Option Plans
We did not have a stock option plan in effect as of December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding shares of our common stock beneficially owned as of September 30, 2010 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Mr. Ben Van WIJHE The Netherlands (iii)	Common	5,146,682	17.43%
Mr. Te Hwai HO Hong Kong, China {ii)	Common	2,966,911	10.05%
Mr. Donald Su Yo Ruan Shanghai, China (v)	Common	2,685,000	9.09%
Mr. Sheung Fung LAU Hong Kong, China (ii)	Common	Nil	N/A
Directors and Officers as a Group (3 person)	Common	10,798,593	36.6%
Mr. Eugene van Os The Netherlands (iv)	Common	2,015,000	6.82%
Ascenda Corporation Shanghai, China (v)	Common	2,685,000	9.09%
New Tone & Partners Ltd. Malaysia	Common	1,500,000	5.08%
Reunite Investments Inc. CA, USA (vi)	Common	5,173,334	17.52%
Mr. Sau Shan KU Hong Kong, China (ii)	Common	1,977,940	6.70%
Hayden Group Limited British Virgin Islands (vii)	Common	2,008,333	6.80%
Oshold Nederland B.V. The Netherlands (iv)	Common	2,015,000	6.82%
Mitex Group Limited British Virgin Islands (i)	Common	10,091,533	34.17%

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

(ii) Messrs. Te Hwai Ho, Sheung Fung Lau and Sau Shan Ku's address is 1601, 16 Floor, Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong.
(iii) Mr. Ben Van Wijhe's address is at Wittendijk 13, 7216PL, Kring Van Dorth, The Netherlands.
(iv) Mr. Eugene van Os holds 100% equity interests Oshold Nederland B.V. The address for Mr. Van Os and Oshold are at Haerstraat 125, NL-7573 PA, Oldenzaal, The Netherlands.

(v) Mr. Donald Su Yo Ruan holds 100% equity interests in Ascenda Corporation. The address for Mr.Ruan and Ascenda are at Room 1703, 17th Floor, Grand Ocean Tower, 1200 Pudong Boulevard, Pudong, Shanghai, China 200135.

(vi) Reunite Investments Inc.'s address is at #24338 El Toro Road, Suite E, PMB 241, Laguna Woods, CA 92637 USA.
(vii) Hayden Group Limited's address is at CCS Management Limited, 263 Main Street, P.O. Box 2196, Road Town Tortola, British Virgin Islands.

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

In January 2010, our president and director, Mr. Ben van Wijhe received 3,673,333 shares of the Company pursuant to the Participation Agreement and in June 2010, Mr. Wijhe received a further 1,500,000 shares under the Addendum Participation Agreement.

On July 1, 2010 the Company issued 2,685,000 shares of the Company to Ascenda Corporation for the participation in the joint venture company to be engaged in the business of design, sourcing, procurement, trade finance and product support for certain computer and mobile (smart) phone products, from time to time, under the brand name "Commodore. Our director, Mr. Donald Ruan, is a shareholder of Ascenda Corporation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees

For professional services rendered by our then independent registered public accounting firm for the audit of the Company's annual financial statements and review of financial statements included in the Company' s Form 10-K. The aggregate fees billed or to be billed by the Company's independent registered public accounting firm, Albert Wong & Co, LLP and Albert Wong, CPA for 2010 and 2009 were $8,000 and $2,000, respectively.

Audit Related Fees

The aggregate fees billed in 2010 and 2009 by the Company's then independent registered public accounting firm for assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company's financial statements are in the amount of $1,500 and $1,500, respectively.

Tax Fees
No fees were billed in 2010 and 2009 by the Company's then independent registered public accounting firm for tax compliance, tax advice and tax planning.
All Other Fees
No fees were billed in 2010 and 2009 by the Company's then independent registered public accounting firm for any other services, other than Audit Fees and Audit Related Fees.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Index to Financial Statements and Financial Statement Schedules
*	Independent Auditor's Report
*	Consolidated Balance Sheets as of September 30, 2010 and 2009
*	Consolidated Statements of Operations for the year ended September 30, 2010 and 2009
*	Consolidated Statements of Stockholders'Equity from June 15, 2007 (Inception) to September 30, 2010
*	Consolidated Statements of Cash Flows for the years ended September 30 2010 and 2009
*	Notes to Consolidated Financial Statements
(c) Exhibits
2.1	Participation Agreement dated September 1, 2009 (3) (6)
2.2	Addendum to the Participation Agreement dated June 16, 2010 (3)
2.3	Participation Agreement dated July 1, 2010 (4)
2.4	Shareholders' Agreement dated July 1, 2010 (4)
2.5	Pledge document on 51% of Commodore Holding B.V. (7)
2.6	Compensation agreement with SPbyDesign (7)
2.7	Loan agreement for Euro330,000 (7)
2.8	Pledge agreement for the rights to Benelux (7)
3.1	Articles of Incorporation (1)
3.2	Bylaw (1)
10.1	Director Agreement with Ben van Wijhe, Donald Su Yo Ruan, and Te Hwai Ho (5)
14.1	Code of Ethics (2)
21.1*	Subsidiaries of small business issuer
31.1*

Certifications by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certifications by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference from Registrant's Registration Statement on Form SB-2 filed on November 7, 2007.
(2)	Incorporated by reference from Registrant's Current Report on Form 8-K filed on January 3, 2011.
(3)	Incorporated by reference from Registrant's Current Report on Form 8-K filed on July 6, 2010.
(4)	Incorporated by reference from Registrant's Current Report on Form 8-K filed on July 8, 2010.
(5)	Incorporated by reference from Registrant's Current Report on Form 8-K filed on October 26, 2010.
(6)	Incorporated by reference from Registrant's Current Report on Form 8-K filed on September 9, 2009.
(7)	Incorporated by reference from Registrant's quarterly report on amendment no. 2 to Form 10-Q filed on January 18, 2011.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 34, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asiarim Corporation
a Nevada corporation
Date: January 24, 2011	/s/ Ben van Wijhe
---------------------------------------
Ben van Wijhe
Principal Executive Officer
Date: January 24, 2011	/s/ HO Te Hwai
---------------------------------------
HO Te Hwai
Principal Financial Officer

The financial statements required by Item 8 are presented in the following order:
Asiarim Corporation
Financial Statements
For the Year Ended September 30, 2010
Table of Contents	Page

Independent Auditor's Report	F1 - F2

Consolidated Balance Sheets as of September 30, 2010 and 2009	F3

Consolidated Statements of Operations for the years ended September 30, 2010 and 2009
F4

Consolidated Statements of Stockholders' Equity from June 15, 2007 (Inception) to September 30, 2010
F5

Consolidated Statements of Cash Flows for the years ended September 30, 2010 and 2009
F6

Notes to Consolidated Financial Statements	F7 - F27

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
Room 701A, Nan Dao Commercial Building
359-361 Queen's Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
CPA(Practising)
To the Stockholders and Board of Directors Asiarim Corporation

We have audited the accompanying consolidated balance sheets of Asiarim Corporation (the "Group") as of September 30, 2009 and the related consolidated statements of operations, stockholders 'equity and cash flows for the year then ended. These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Asiarim Corporation as of September 30, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Group's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Group has accumulated deficit of $55,043 as at September 30, 2009 including net loss of $46,090 for the year ended September 30, 2009. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Group's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

------------------------------------
Hong Kong	Albert Wong & Co.
January 11, 2010	Certified Public Accountants

ALBERT WONG & CO., LLP
CERTIFIED PUBLIC ACCOUNTANTS
139 Fulton Street,
8 Floor Suite 818B
NY, New York 10038-2532
Tel : (212) 226-9088
Fax: (212) 427-2193

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
CPA(Practising)

To the Stockholders and Board of Directors Asiarim Corporation
Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of Asiarim Corporation (the "Group") as of September 30, 2010 and the related consolidated statements of operations, stockholders'equity and cash flows for the year then ended. These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Asiarim Corporation as of September 30, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Group's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Group has accumulated deficit of $1,148,302 as at September 30, 2010 including net loss of $1,093,259 for the year ended September 30, 2010. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Group's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

------------------------------------
New York, NY	Albert Wong & Co., LLP
January 24, 2011	Certified Public Accountants

ASIARIM CORPORATION CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 AND 2009 (Stated in US Dollars)
	Note	2010	2009

ASSETS
Current assets:
Cash and cash equivalents		142,617	7,388
Accounts receivables		37,525	40,779
Due from a related party	7	-	29,855
Inventory - resalable goods		-	5,455
Total Current Assets		180,142	83,477

Long term assets:
Brand	8	2,658,254	-
Goodwill	8	2,148,000	-
		4,806,254	-

Total assets		4,986,396	83,477

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable		359,216	50,256
Other payable	5	1,071,474	31,067
Accrued expenses		275,288	10,432
Amount due to shareholders	6	1,403,547	-
Amount due to former subsidiary		3,715	-
Amount due to directors	7	611,289	24,922
Total current liabilities		3,724,529	116,677

Non-current liabilities:
Amount due to a director	7	-	31,000

Total liabilities		3,724,529	147,677

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 29,535,000 (2009: 11,020,000) shares issued and outstanding
	4	29,535	11,020
Additional paid up capital	4	2,294,175	9,180
Comprehensive income		91,744	-
Accumulated deficits		(1,148,302)	(55,043)
Non-controlling interests		(5,285)	(29,357)
Total stockholders' equity / (deficit)		1,261,867	(64,200)

Total liabilities and stockholders' equity		4,986,396	83,477

See accompanying notes to financial statements.

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)
	Note	2010	2009

Net Revenues	10	9,881	72,203
Cost of Revenues		8,951	65,787
Gross Profits		930	6,416

Other General and Administrative Expenses		1,177,581	81,777

Loss from Operations		(1,176,651)	(75,361)

Other (Income) / Expenses:
Gain on deemed disposal of subsidiary		(113,247)	-
Interests Income		(2,929)	-
Interests Expenses		51,517	86

Net Loss before Minority Interests		(1,111,992)	(75,447)

Non-Controlling Interest - Minority Interests		18,733	29,357

Net Loss		(1,093,259)	(46,090)

Weighted Average Basic and Diluted Shares		18,329,616	11,020,000

Loss Per Share Basic and Diluted		(0.00)	(0.00)

*Basic and diluted weighted average number of shares are the same since the Company does not have any dilutive securities

See accompanying notes to financial statements.

ASIARIM CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM JUNE 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2010 (Stated in US Dollars)
	Common stock Shares	Common stock Amount	Additional paid-in capital	Accumulated Deficits	Compre- hensive income	Non-controlling interests	Total stockholder' equity/ (deficit)
		US$	US$	US$	US$	US$	US$
Balance at June 15, 2007	-	-	-	-	-	-	-
Issuance of funder shares for cash at $0.001 per share June 20, 2007	10,000,000	10,000	-	-	-	-	10,000
Sale of shares for cash at $0.01 per share July 15, 2007	1,000,000	1,000	9,000	-	-	-	10,000
Net loss	-	-	-	(16,317)	-	-	(16,317)
At September 30, 2007	11,000,000	11,000	9,000	(16,317)	-	-	3,683

Issuance of shares for services at $0.01 per share	20,000	-	200	-	-	-	200
Net profit	-	-	-	7,364	-	-	7,364
At September 30, 2008	11,020,000	11,000	9,200	(8,953)	-	-	11,247

Reclassification	-	20	(20)	-	-	-	-
Net loss	-	-	-	(46,090)	-	-	(46,090)
Non-controlling interest	-	-	-	-	-	(29,357)	(29,357)
At September 30 2009	11,020,000	11,020	9,180	(55,043)	-	(29,357)	(64,200)

Issuance of shares for services at $0.001 per share	310,000	310	-	-	-	-	310
Issuance of shares for acquired subsidiary	15,520,000	15,520	139,680	-	-	-	155,200
Issuance of shares for acquired subsidiary	2,685,000	2,685	2,145,315	-	-	-	2,148,000
Comprehensive income	-	-	-	-	91,744	-	91,744
Net loss	-	-	-	(1,093,259)	-	-	(1,093,259)
Non-controlling interest	-	-	-	-	-	(18,733)	(18,733)
Acquisition of Commodore Asia & elimination	-	-	-	-	-	42,805	42,805
At September 30, 2010	29,535,000	29,535	2,294,175	(1,148,302)	91,744	(5,285)	1,261,867

See accompanying notes to financial statements.

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)
	Notes	2010	2009

Cash Flows from Operating Activities:
Net Loss		(1,093,259)	(46,090)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issuance for Services		310	-
Non-controlling interest - Minority interest		(18,733)	(29,357)
Gain on deemed disposal of subsidiary		(113,247)	-
Changes in Assets and Liabilities:
Decrease / (Increase) in Accounts Receivable		395,539	(23,187)
Increase in Due from a Related Party		(30,567)	(29,855)
Increase in Inventory - resalable goods		(610)	(5,455)
Decrease in Prepaid Expenses		-	4,597
Increase in Accrued Expenses		129,948	7,932
Increase in Other Payable		262,101	26,067
Increase in Due to Directors		314,645	20,328
Increase in Due to Related Parties		306,273	-
Increase in Due to Former Subsidiary		3,715	-
(Decrease) / Increase in Accounts Payable		(57,118)	50,256
(Decrease) / Increase in Non-Current Liabilities		(31,000)	31,000
Net Cash Used in Operating Activities		67,997	6,236

Cash Flows from Investing Activities:
Cash outflow from acquisition of subsidiaries	11(a)	(19,454)	-
Cash outflow from deemed disposal of subsidiary	11(b)	(5,058)	-
		(24,512)	-
Cash Flows from Financing Activities:		-	-

Net Increase / (Decrease) in Cash		43,485	6,236
Effect of exchange rate changes on cash and cash equivalents		91,744	-
Cash - Beginning of Year		7,388	1,152
Cash - End of Year		142,617	7,388

Supplemental Disclosures of Cash Flow
Interest Paid		51,517	86
Income Taxes Paid		-	-

See accompanying notes to financial statements.

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION

Asiarim Corporation (the "Company") is a Nevada corporation, incorporated on June 15, 2007. The Company's planned principal operations have commenced. The Company was no longer a development stage enterprise in accordance with the Accounting Standards Codification ASC 915 "Development Stage Entity". The Company' s office is located in Haerstraat, The Netherlands and in Hong Kong SAR, China and its principal business is the sale and distribution of computer, telecom, gaming, multimedia products and devices under the brand name "Commodore" and brand licensing.

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

Since June 15, 2007 (inception) to September 30, 2010, the Company has generated revenue of $121,344 and has incurred an accumulated deficit $1,148,302. As of September 30, 2010, its current liabilities exceed its current assets by $3,544,387, which may not be sufficient to pay for the operating expenses in the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company' s ability to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission. The financial statements for the year ended September 30, 2010 included in the Company Form 10-K filed with the Securities and Exchange Commission are expressed in U.S. dollars. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the year presented have been included.

Principles of Consolidation

The consolidated financial statements for year ended September 30, 2010 include the financial statements of the Company, its 100% subsidiary Commodore Asia Electronics Limited (formerly known as Commodore Asia Holdings Limited) ("Commodore Electronics"), C= Holdings B.V. (formerly known as Commodore International B.V.) ("C= Holdings), Commodore Licensing B.V. (formerly known as Commodore Holding B.V.) ("Commodore Licensing") and Commodore Europe B.V. (formerly known as CIC Europe B.V,), and its 51% interests in Commodore Asia Limited ("Commodore Asia JV").

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively. All significant inter-company transactions and balances have been eliminated on consolidation.

The Company's subsidiaries and affiliated companies and their principal activities as of September 30, 2010 are summarized as follows:
Company Name	Place of Incorporation of Organization	Attributable Equity Interest	Principal Activities

Commodore Asia Electronics Limited ("Commodore Electronic") (formerly known as Commodore Asia Holdings Limited)	Hong Kong	100%	Management and Investment Holding

C=Holdings B.V. ("C= Holdings") (formerly known as Commodore International B.V.)	Netherlands	100%	Brand Holding

Commodore Licensing B.V. ("Commodore Licensing") (formerly known as CIC Europe Holding B.V.)	Netherlands	100%	Brand Licensing

Commodore Europe B.V. ("Commodore Europe") (formerly known as CIC Europe B.V.)	Netherlands	100%	Inactive

Commodore Asia Limited ("Commodore Asia JV")	Hong Kong	51%	Product Design, Sourcing & distribution

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

Long-Lived Assets

The Company's long-lived asset is the trademark. At September 30, 2010, the Company had approximately $2,658,254 of trademark, accounting for approximately 53% of the Company's total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topics 350 "Intangibles". Recoverability of assets held and used are measured by a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

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
Employees' Benefits and Pension Obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes ("MPF schemes") pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Hong Kong subsidiary company to the MPF schemes were $1,076 and $2,195 for the year September 30, 2010 and 2009, respectively.

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

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. The accounts of the Company's Netherlands, Hong Kong and China subsidiaries are maintained, in Euro, Hong Kong dollars (HKD) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of September 30, 2010, the comprehensive income was $91,744 (September 30, 2009: Nil).

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

In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification?, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

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

The FASB has issued FASB Accounting Standards Update (ASU) No. 2010-22, Accounting for Various Topics. ASU 2010-22 amends various SEC paragraphs in the FASB Accounting Standards CodificationTM (Codification) based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 , which amends or rescinds portions of certain SAB topics. Specifically, SAB 112 was issued to bring existing SEC guidance into conformity with: Codification Topic 805, Business Combinations (originally issued as FASB Statement No. 141 (Revised December 2007), Business Combinations); and Codification Topic 810, Consolidation (originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements).

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This amendment affects any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the ASU 2010-29 will not have material impact to the financial statements of the Company.

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
In January 2010, the Company issued a total of 310,000 shares for services provided to the Company and as part of the compensation agreement to a former executive of Commodore Licensing.

On January 6 2010 the Company issued 11,020,000 shares in the Company in respect of the Participation Agreement to acquire a 100% interests in Commodore Licensing and a 49% interests in C= Holdings. On June 30, 2010, the Company issued an additional 4,500,000 shares in respect of an Addendum to the Participation Agreement relating to an adjustment to the initial Participation Agreement. For further details of this transaction, refer to Note 12.

On July 1, 2010 the Company issued 2,685,000 shares of the Company to Ascenda Corporation for the participation in the joint venture company to be engaged in the business of design, sourcing, procurement, trade finance and product support for certain computer and mobile (smart) phone products, from time to time, under the brand name "Commodore".

5. OTHER PAYABLES
	September 30 2010	September 30 2009
Name	US$	US$

Payroll tax payable	29,848	-
Recco Beheer BV (i)	136,480	-
Willhemus Maria Ebben (ii)	374,178	-
Jan Hongstrate (iii)	374,178	-
Income tax payable	156,573	-
Others	217	31,067
	1,071,474	31,067
i) The amount due to Recco Beheer BV is payable on demand, bears no interests and secured against the shares of Commodore Licensing.
ii) The amount due to Wilhemus Maria Ebben is payable on demand, bears interests at 8% per annum and unsecured,
iii) The amount due to Jan Hoogstrate is payable on demand, bears interests at 8% per annum, and unsecured,.

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
6. AMOUNT DUE TO SHAREHOLDERS
	September 30 2010	September 30 2009
Name	US$	US$

Reunite Investments Inc. (Note i)	582,003	-
Due to former executive (Note ii)	340,000	-
Due to executive (Note iii)	481,544	-
	1,403,547	-
The above related parties are all shareholders of the Company.

i) The amount due to Reunite Investments inc. is secured against certain pledges of the Company 's subsidiaries as set out in Note 12.

ii) On January 6, 2010 the Company entered into a compensation agreement with a former representative of Commodore Licensing, namely SPby Design for previous costs incurred in developing the market. Under the agreement, the Company shall pay a total compensation of $350,000 which shall be paid as to $75,000 on or before March 1, 2010 $75,000 on or before May 1, 2010 and $200,000 by July 1, 2010 and issuance of 250,000 common stock in the Company. During the year, the Company paid $10,000. After the balance sheet date and to the date of this report, the Company made another payment of $20,000 of the amounts due.

iii) The amount due to Mr. van Os, a director of our European operation, is unsecured, bears interests at 8% per annum and payable on demand.

7. RELATED PARTY TRANSACTIONS

As of September 30, 2010 and 2009, the amounts due to directors were $611,289 and $24,922, respectively. The amounts due to directors of $ 611,289 as at September 30, 2010 are i) unsecured, ii) non-interest bearing except for $265,399 (Euro194,460) bearing 8% interests, and iii) payable on demand, except for $31,000 which is payable on December 31, 2010. The amounts due to directors of $24,922 as at September 30, 2009 was unsecured, non interests bearing and payable on demand. For the year ended September 30, 2010 the Company recorded an interest payable of $11,290 (Euro 8,678) on the amounts due to directors.

During the year ended September 30, 2010, the Group had the following transactions with related parties:
a	Mr. Te Hwai Ho, director and former President of the Company received $6,000 for his services as consultant to the Company for the year ended September 30, 2010 and 2009;
b

Mr. Ben van Wijhe is entitled to receive a total remuneration of $246,375 for his services to the Group for the year ended September 30, 2010 and he agreed to accrue his remuneration until the Group receives sufficient funding for its operations;

c	The Group recorded interests expense of $11,290 (Euro8,678) relating to amounts due to a Director;

In January 2010, our president and director, Mr. Ben van Wijhe received 3,673,333 shares of the Company pursuant to the Participation Agreement and in June 2010, Mr. Wijhe received a further 1,500,000 shares under the Addendum Participation Agreement. For further details of this transaction, refer to Note 4.

As announced in a Form 8K filed on July 8, 2010, on July 1, 2010, the Company issued 2,685,000 shares of the Company to Ascenda Corporation, a company owned by our director, Mr. Donald Ruan. For further details of this transaction, refer to Note 4 and 12(vi).

8. ACQUISITION OF SUBSIDIARY COMPANIES

As announced in the Form 8-K, on September 1, 2009 the Company entered into a conditional Participation Agreement, subject to due diligence inter alia i) to acquire all the remaining shares, representing 50%, in the share capital of Commodore Electronics from Commodore Licensing for Euro 1,000,000 (US$1,500,000); ii) to acquire the 49% interests in the share capital of C= Holding held by Reunite Investments Inc for Euro 500,000 (US$750,000) and a performance earn out payment of up to Euro 500,000 (US$750,000) after meeting certain profit targets for the two years after closing and the right to acquire the remaining 51% interests for a maximum consideration of Euro 500,000 (US$750,000); and iii) to acquire all the issued share capital of Commodore Licensing held by its board of directors and Reunite Investments Inc. for the issuance of 11,020,000 shares in the share capital of the Company. The transaction closed on January 6, 2010. In July 2010, the Company issued a further 4,500,000 shares pursuant to the Addendum to the Participation Agreement.

The consideration for the acquisition is a payment of up to Euro 2,000,000 and the issuance of 11,020,000 shares of the Company's common stock valued at $0.01 per share.

In February 2010, the Group entered into an agreement to acquire 51% of C= Holdings for a consideration of Euro 300,000. After the purchase, C= Holdings became a wholly owned subsidiary of the Company.

The purchase prices for the two transactions have been highlighted below.
Business Combination
The purchase price of Commodore Licensing and Commodore Electronics was allocated as follows:
US$
Other receivables	416,112
Bank	(19,454)
Due to related parties	(418,740)
Due to an affiliated company	(29,852)
Due to a director	(370,983)
Trade payables	(300,220)
Other payables	(354,250)
Accrued liabilities	(185,170)
Due from group company	1,440,000
Minority interest	(42,799)
Goodwill	1,460,556
1,595,200

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8. ACQUISITION OF SUBSIDIARY COMPANIES (Continued)
The purchase price of C= Holdings was allocated as follows:
US$
Trade and other creditors	(45,360)
Goodwill	1,197,360
Cash consideration paid	1,152,000

According to ASC 805-10-55-12, the Company was determined as the legal and accounting acquirer for the acquisition of Commodore Electronics. Commodore Licensing, former major shareholder of Commodore Electronics, was the legal and accounting acquiree. After the acquisition, Mitex Group Limited ("Mitex"), which was controlled by Mr. Ben van Wijhe, was still the single major corporate shareholder with 37% of shareholding. The second and the third largest minority shareholders derived from Commodore Licensing combined together held 34.25% of shareholding. Thus, Mitex maintains the most influential position in the Company. Moreover, there has been no change in the board of directors and top level management team after the Commodore acquisition. The combined Company is under the control of the original Asiarim management team. Base on these facts and circumstance, the Company determined that the acquisition of Commodore was a regular acquisition instead of reverse acquisition.

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

The unaudited pro-forma consolidated financial statements reflect financial information which gives pro-forma effect to the acquisition of 11,020,000 shares of the Company for the acquisition of Commodore Licensing, C= Holdings and the remaining interests in Commodore Electronics.

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

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8. ACQUISITION OF SUBSIDIARY COMPANIES (Continued)
ASIARIM CORPORATION
UNAUDITED PRO-FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2009
US$

Net Revenues	437,203
Cost of Revenues	200,603
Gross Profits	236,600

Other General and Administrative Expenses	1,140,291

Loss from Operations	(903,691)

Other Expenses:
Interests	8,716

Net loss before minority interests	(912,407)

Share of loss of associate	0

Net loss	(912,407)

Weighted Average Basic and Diluted Shares	22,040,000

Loss Per Share Basic and Diluted
(0.04)

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
9. INCOME TAX

No provision was made for income tax for the period from June 15, 2007 (Inception) to September 30, 2010 as the Company and its subsidiary had operating losses. For the period from June 15, 2007 (Inception) to September 30, 2010, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $442,864 and $705,438, respectively. Total net operating losses carried forward at September 30, 2010, (i) for Federal and State purposes were $442,864 and $442,864, respectively and (ii) for its entities outside of the United States were $705,438 for the period ended September 30, 2010. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of September 30, 2010 was approximately $221,932 of which $66,430 was for US federal income tax and $44,706 was for Hong Kong income tax and $110,796 was for Netherlands income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
September 30, 2010

United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
Provision for income tax	-

Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	(16.5%)
Provision for income tax	-

Netherlands statutory rate	25.5%
Valuation allowance - Netherlands Rate	(25.5%)
Provision for income tax	-

The Company did not have any interest and penalty provided or recognized in the income statements for the year ended September 30, 2010 and 2009 or balance sheet as of September 30 2010 and 2009. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company's 2007, 2008 and 2009 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company's, 2008/2009 and 2009/2010 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination. The Company's 2009 China Corporate Income Tax are subject to China State Administration of Taxation examination. The Company's 2009 Dutch Corporation Tax Returns filing are subject to Belastingdienst (Dutch Tax and Customs Administration) examination.

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
10. SEGMENT REPORTING
Business Segments

For management purposes, the Group currently organized into two operating units - consulting services and trading of computers. Turnover represents the net amounts received and receivable for goods sold or services provided by the Group during the year. These units are the basis on which the Group reports its primary segment information.

Segment information about these businesses is presented below.
For the year ended	Consulting Service		Computer Trading		Brand Operation		Consolidated
Sep 30, 2010 and 2009	----------------		-------------------		-----------------		----------------------
	2010	2009	2010	2009	2010	2009	2010	2009
	--------	--------	--------	-------	--------	-------	---------	----------
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	-	10,000	-	62,203	-	-	9,881	72,203
	--------	--------	--------	-------	--------	-------	---------	----------
Segment Results	-	1,200	(18,019)	(26,941)	-	-	(18,019)	(25,741)
	--------	--------	--------	-------	--------	-------	---------	----------
Unallocated corporate income							0	0
Unallocated corporate expenses							(1,026,652)	(20,263)
							----------	---------
(Loss) from operations							(1,044,671)	(46,004)
Finance costs							(48,588)	(86)
							----------	---------
(Loss) / profit for the year							(1,093,259)	(46,090)
							======	======

As of Sep 30 2010 and 2009							Sep 30, 2010	Sep 30, 2009
ASSETS							US$	US$
Segment asses	5,450	19,977	2,180,075	56,112	2,658,254	-	4,843,779	76,089
Unallocated corporate assets							142,617	7,388
							----------	---------
Consolidated total assets							4,986,396	83,477
							======	======
LIABILITIES
Segment liabilities	-	-	3,203,893	51,966	62,074	-	3,265,967	51,966
Unallocated corporate liabilities							453,277	66,354
							----------	---------
Consolidated total liabilities							3,719,244	118,320
							======	======
Geographical Segments
The Group's customers are principally located in Hong Kong, PRC.

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
11. NOTE TO CONSOLIDATED CASH FLOW STATEMENT
a) Purchase of interests in subsidiaries
	September 30	September 30
	2010	2009
	US$	US$
Net assets acquired:

Other receivables	416,112	-
Due to related parties	(448,592)	-
Due to director	(370,983)	-
Trade creditors	(345,580)	-
Other creditors	(354,250)	-
Accrued liabilities	(185,170)	-
Minority interest	(42,799)	-
	(1,331,262)	-

Intangible assets - Brand	2,657,916	-
	1,326,654	-

Represented by:

Share issue	155,200	-
Acquired bank overdraft	19,454	-
Debt consideration	1,152,000	-
	1,326,654	-
The analysis of net inflow of cash and cash equivalents in respect of the purchase of additional interests in subsidiaries is as follows:
	September 30	September 30
	2010	2009
	US$	US$

Cash consideration	-	-
Bank overdraft of acquired subsidiaries	(19,454)	-
	(19,454)	-

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
11. NOTE TO CONSOLIDATED CASH FLOW STATEMENT (Continued)
b) Disposal of subsidiary
	September 30	September 30
	2010	2009
	US$	US$
Assets / (liabilities) disposed of:

Cash and cash equivalents	5,058	-
Accounts receivable	23,827	-
Due from related parties	30,570	-
Inventory	6,065	-
Other payables	(7,944)	-
Accrued expenses	(50,256)	-
Due to related parties	(31,386)	-
Due to directors	(89,181)	-
	(113,247)	-

Gain on deemed disposal of subsidiary	113,247	-
	-	-

Satisfied by:
	September 30	September 30
	2010	2009
	US$	US$

Cash consideration	-	-
Analysis of the net cashflow of cash and cash equivalent in respect of the disposal of subsidiary:
	September 30	September 30
	2010	2009
	US$	US$

Cash consideration	-	-
Net outflow of cash in respect of the disposal of subsidiaries	5,058	-
	5,058	-

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
12. COMMITMENTS
i)

The Group has a lease commitment of Euro 38,690 (about US$51,458), inclusive of 19% tax, until the end of February 2011 relating to the office in Oldenzaal. The monthly office rent at Oldenzaal is Euro 7,738 (US$10,291). The five month total rent obligation from the balance sheet date to the expiry of the lease at the end of February 2011 is around Euro 15,476 (US$20,582).

ii)

The shares of C= Holdings are pledged as security for the debts of Reunite Investment Inc. for about Euro 1,114,244 (about US$1,515,000) and the debts owed to our stakeholder for Euro346,924 (US$471,817) for a total sum of Euro 1,461,168 (about US$1,987,000).

iii)

The Group has pledged to sell 51% of the shares of C= Holdings to sell to our stakeholders if the Company fails to pay the debt obligations of Euro 1,461,168 (about US$1,987,000) on or before June 30, 2011.

iv)

The Group has pledged the Commodore trademark for the territory of Benelux as security for a debt of the former controlling shareholder of Reunite Investment Inc. in the amount of approximately US$2.4 million.

v)

Pursuant to the Addendum to the Participation Agreement ("APA") as announced in the Form 8K file on July 6, 2010, the Company shall issue additional shares in the Company to each of the parties in the APA, such that their interests in the Company shall not be less than 14% after the raising of the USD3,000,000.

vi)

As announced in a Form 8K filed on July 8. 2010, on July 1, 2010, the Company entered into a conditional agreement with Ascenda Corporation ("Ascenda"), beneficiary shareholder of the Company, to set up a joint venture company ("JV Company") to be engaged in the business of design, sourcing, development, procurement, trade financing and product support for certain computer and mobile (smart) phone products and other products, from time to time, under the "Commodore" brand name. Pursuant to the agreement, Ascenda received 2,685,000 shares in the Company for the services it provides to the joint venture company. Ascenda shall receive additional 2,685,000 shares in the Company provided certain sales targets are achieved in the next 2 years. Ascenda shall further have the right to sell its 49% in the JV Company to the Company for 2,685,000 shares in the Company within 3 years commencing from the date of the closing of the agreement provided that the business plans and milestones have been achieved.

vii)	The Company is committed to issue 200,000 shares of Common Stock to Recco Beheer B.V. in relation to their funding of Euro 100,000 to the Company.
13. SUBSEQUENT EVENTS
i)

The Group has evaluated all other subsequent events through January 24, 2011, the date these consolidated financial statements were issued, and determined that there were no other additional subsequent events or transactions that require recognition or disclosures in the financial statements except that as announced in a Form 8K filed on January 3, 2011, the Group has reserved and intends to change the Company name to Commodore Holdings Corporation, to reflect the business of the Group.