Form 10-Q
period 2010-12-31
ASIARIM CORP
filed 2011-02-18
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission File Number: 333-147187

ASIARIM CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	83-0500896
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Suite 1601, 16F, Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

+1 360 717 3641
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

Yes [   ] No [ x ]

The number of common equity shares outstanding as of January 5, 2011 was 29,535,000 shares of Common Stock, $0.001 par value.

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

References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - December 31, 2010 (Unaudited)	5

	Consolidated Statements of Operations - For The Three Months Ended December 31, 2010 and 2009 (Unaudited)	6

	Consolidated Statements of Stockholders' Equity - For The Three Months Ended December 31, 2010 (Unaudited)	7

	Consolidated Statements of Cash Flows - For The Three Months ended December, 2010 and 2009 (Unaudited)	8

	Notes to Consolidated Financial Statements	9-29

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30-38

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	39

Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3	Defaults Upon Senior Securities	40

Item 4	(Removed and Reserved)	40

Item 5	Other Matters	40

Item 6.	Exhibits	41

SIGNATURES		42

FORWARD-LOOKING STATEMENTS

This Form 10-Q report contains forward-looking statements of management of the Company that are, by their nature, subject to risks and uncertainties. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. These forward-looking statements may not be realized due to a variety of factors, including without limitation:

*	The Company's ability to resist price increases from its suppliers or pass through such increases to its customers;
*	Limited access to financing or increased cost of financing resulting from the global economic downturn;
*	The Company's inability to improve and maintain effective internal controls or the failure by its personnel to comply with such internal controls;
*	The decline in consumer spending for retail products, such as the Company line of products;
*	The Company's inability to maintain its relationship with its licensees or distributors or the failure to obtain new licensees or distribution relationships on favorable terms;
*	The Company's dependence on a limited number of suppliers for its components and raw materials;
*	The failure of third party sales representatives to adequately promote, market and sell the Company's products;
*	The Company's dependence on third party manufacturers to manufacture and deliver its products;
*	The seasonality of the Company's business as well as changes in consumer spending and economic conditions;
*	The Company's inability to anticipate market trends, enhance existing products or achieve market acceptance of new products;
*	The Company's inability to protect its intellectual property;
*	The decline in consumer spending for retail products, such as the Company line of products;
*	Changes in foreign laws and regulations and changes in the political and economic conditions in the foreign countries in which the Company operates;
*	Changes in accounting policies, rules and practices;
*	The effects of competition; and
*	The other factors listed under "Risk Factors" in the latest Annual Report on Form 10-K and other filings with the SEC.

The forward-looking statements appear in a number of places in this FORM 10-Q report have been formed by our management on the basis of assumptions made by management and considered by management to be reasonable. However, whether actual results and developments will meet the Company's expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from Company's expectations, whether expressed or implied by such forward looking statements. Our future operating results are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements contained in this Form 10-Q report represents estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements in this Form 10-Q report are accurate, and we assume no obligation to update any such forward-looking statements. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I - FINANCIAL INFORMATION

ASIARIM CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2010 AND SEPTEMBER 30, 2010
(UNAUDITED)
(Stated in US Dollars)
	Note	December 31	September 30
		2010	2010
		(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents		66,172	142,617
Accounts receivables		30,586	37,525
Other deposit		11,400	-
Inventory - resalable goods		1,165	-
Total Current Assets		109,323	180,142
Long term assets:
Brand	8	2,658,254	2,658,254
Goodwill	8	2,148,000	2,148,000
		4,806,254	4,806,254

Total assets		4,915,577	4,986,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable		376,068	359,216
Other payable	5	1,119,935	1,071,474
Accrued expenses		301,727	275,288
Amount due to shareholders	6	1,399,725	1,403,547
Amount due to former subsidiary		3,077	3,715
Amount due to directors	7	744,665	611,289
Total current liabilities		3,945,197	3,724,529
Total liabilities		3,945,197	3,724,529
Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 29,535,000 (2010: 29,535,000) shares
issued and outstanding	4	29,535	29,535
Additional paid up capital	4	2,294,175	2,294,175
Comprehensive income		155,079	91,744
Accumulated deficits		(1,485,182)	(1,148,302)
Non-controlling interests		(23,227)	(5,285)
Total stockholders' equity		970,380	1,261,867

Total liabilities and stockholders' equity		4,915,577	4,986,396

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)
		Three Months Period Ended December 31
	Note	2010	2009

Net Revenues		-	9,412
Cost of Revenues		-	8,431
Gross Profits		-	981

Other General and Administrative Expenses		(333,946)	(33,991)

Loss from Operations		(333,946)	(33,010)

Other (Income) / Expenses:
Other Income		(6,500)	-
Interests Income		(1,985)	-
Interests Expenses		29,361	-

Net Loss before Minority Interests		(354,822)	(33,010)

Non-Controlling Interest - Minority Interests		17,942	13,442

Net Loss		(336,880)	(19,568)
Weighted Average Basic and Diluted Shares		29,535,000	11,020,000

Loss Per Share Basic and Diluted		$(0.01)	$(0.00)

*	Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities.

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)
(Stated in US Dollars)
	Common stock Shares	Common stock Amount	Additional paid-in capital	Accumulated Deficits	Compre- hensive income	Non-controlling interests	Total stockholder' equity/ (deficit)
		US$	US$	US$	US$	US$	US$
Balance at September 30, 2007	11,000,000	11,000	9,000	(16,317)	-	-	3,683
Issuance of shares for services at $0.01 per share	20,000	-	200	-	-	-	200
Net profit	-	-	-	7,364	-	-	7,364
At September 30, 2008	11,020,000	11,000	9,200	(8,953)	-	-	11,247

Reclassification	-	20	(20)	-	-	-	-
Net loss	-	-	-	(46,090)	-	-	(46,090)
Non-controlling interest	-	-	-	-	-	(29,357)	(29,357)
At September 30, 2009	11,020,000	11,020	9,180	(55,043)	-	(29,357)	(64,200)

Issuance of shares for services at $0.001 per share	310,000	310	-	-	-	-	310
Issuance of shares for acquired subsidiary	15,520,000	15,520	139,680	-	-	-	155,200
Issuance of shares for acquired subsidiary	2,685,000	2,685	2,145,315	-	-	-	2,148,000
Comprehensive income	-	-	-	-	91,744	-	91,744
Net loss	-	-	-	(1,093,259)	-	-	(1,093,259)
Acquisition of Commodore Asia Ltd & elimination	-	-	-	-	-	42,805	42,805
Non-controlling interest	-	-	-	-	-	(18,733)	(18,733)
At September 30, 2010	29,535,000	29,535	2,294,175	(1,148,302)	91,744	(5,285)	1,261,867

Comprehensive income	-	-	-	-	63,335	-	63,335
Net loss	-	-	-	(336,880)	-	-	(336,880)
Non-controlling interest	-	-	-	-	-	(17,942)	(17,942)
At December 31, 2010	29,535,000	29,535	2,294,175	(1,485,182)	155,079	(23,227)	970,380

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)
		Three Months Ended December 31
	Notes	2010	2009

Cash Flows from Operating Activities:
Net Loss		(336,880)	(19,568)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:

Non-controlling interest - Minority interest		(17,942)	(13,442)
Changes in Assets and Liabilities:			-
Decrease / (Increase) in Accounts Receivable		6,939	(3,042)
Increase in Due from a Related Party		-	(600)
Increase in Inventory - Resalable goods		(1,165)	(682)
Increase in Other Deposit		(11,400)	-
Increase in Accounts Payable		16,852	-
Increase in Accrued Expenses		26,439	10,000
Increase / (Decrease) in Other Payable		48,461	(20,200)
Increase in Due to Directors		133,376	52,856
Decrease in Due to Related Parties		(3,822)	-
Decrease in Due to Former Subsidiary		(638)	-
Net Cash (Used in) / Provided by Operating Activities		(139,780)	5,322

Cash Flows from Investing Activities:
Cash outflow from acquisition of subsidiaries		-	-
Cash outflow from deemed disposal of subsidiary		-	-
		-	-
Cash Flows from Financing Activities:		-	-

Net (Decrease) / Increase in Cash		(139,780)	5,322
Effect of exchange rate changes on cash and cash equivalents		63,335	-
Cash - Beginning of Year		142,617	7,388
Cash - End of Year		66,172	12,710

Supplemental Disclosures of Cash Flow
Interest Paid		29,361	-
Income Taxes Paid		-	-

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)
(Stated in US Dollars)
1. ORGANIZATION

Asiarim Corporation (the "Company") is a Nevada corporation, incorporated on June 15, 2007. The Company's planned principal operations have commenced. The Company was no longer a development stage enterprise in accordance with the Accounting Standards Codification ASC 915 "Development Stage Entity". The Company's office is located in Oldenzaal, The Netherlands and in Hong Kong SAR, China and its principal business is the sale and distribution of computer, telecom, gaming, multimedia products and devices under the brand name "Commodore".

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

For the three months ended December 31, 2010, the Company has generated operation loss of $354,882 and has incurred an accumulated deficit $1,485,182. As of December 31, 2010, its current liabilities exceed its current assets by $3,835,874, which may not be sufficient to pay for the operating expenses in the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company ' s ability to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2010. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2010 included in the Company Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full year.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)
(Stated in US Dollars)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Principles of Consolidation

The consolidated financial statements for the period ended December 31, 2010 include the financial statements of the Company, its 100% subsidiary Commodore Asia Electronics Limited (formerly known as Commodore Asia Holdings Limited) ("Commodore Electronics"), C= Holdings B.V. (formerly known as Commodore International B.V.) ("C= Holdings), Commodore Licensing B.V. (formerly known as Commodore Holding B.V.) ("Commodore Licensing"), Commodore Europe B.V. (formerly known as CIC Europe B.V,), Commodore Gaming Limited, Commodore North America Inc, Asiarim UK Limited, and its 51% interests in Commodore Asia Limited ("Commodore Asia JV").

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively. All significant inter-company transactions and balances have been eliminated on consolidation.

The Company's subsidiaries and affiliated companies and their principal activities as of December 31, 2010 are summarized as follows:
Company Name	Place of Incorporation of Organization	Attributable Equity Interest	Principal Activities

Commodore Asia Electronics Limited ("Commodore Electronic") (formerly known as Commodore Asia Holdings Limited)	Hong Kong	100%	Management and Investment Holding

C=Holdings B.V. ("C= Holdings") (formerly known as Commodore International B.V.)	Netherlands	100%	Brand Holding

Commodore Licensing B.V. ("Commodore Licensing") (formerly known as CIC Europe Holding B.V.)	Netherlands	100%	Brand Licensing

Commodore Europe B.V. ("Commodore Europe") (formerly known as CIC Europe B.V.)	Netherlands	100%	Inactive

Commodore Asia Limited ("Commodore Asia JV")	Hong Kong	51%	Product Design, Sourcing & distribution
Commodore Gaming Limited	Hong Kong	100%	Inactive
Commodore North America Inc.	USA	100%	Inactive
Asiarim UK Limited	UK	100%	Investment Holding
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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)
(Stated in US Dollars)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Long-Lived Assets

The Company's long-lived asset is the trademark. At December 31, 2010, the Company had approximately $2,658,254 of trademark, accounting for approximately 54% of the Company's total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topics 350 "Intangibles". Recoverability of assets held and used are measured by a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Future events could cause the Company to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
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

Employees' Benefits and Pension Obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes ("MPF schemes") pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Hong Kong subsidiary company to the MPF schemes were $554 and $538 for the three month ended December 31, 2010 and 2009, respectively.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)
(Stated in US Dollars)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Foreign Currency Translation

The Company ' s functional and reporting currency is the United States dollar. The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HKD) and Chinese Renminbi, respectively. The accounts of the Company's Netherlands subsidiaries are maintained in Euro. The accounts of the Company's United Kingdom subsidiary are maintained in Sterling Pound. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of December 31, 2010, the comprehensive income was $155,079 (December 31, 2009: Nil).

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
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

In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. The Update would affect all entities that are required to make disclosures about recurring and nonrecurring fair value measurements. The Board concluded that users will benefit from improved disclosures in this Update and that the benefits of the increased transparency in financial reporting will outweigh the costs of complying with the new requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 31, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact this update will have on our financial statements.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
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

On January 6 2010 the Company issued 11,020,000 shares in the Company in respect of the Participation Agreement to acquire a 100% interests in Commodore Licensing and a 49% interests in C= Holdings. On June 30, 2010, the Company issued an additional 4,500,000 shares in respect of an Addendum to the Participation Agreement relating to an adjustment to the initial Participation Agreement. For further details of this transaction, refer to Note 11.

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

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)
(Stated in US Dollars)
5. OTHER PAYABLES
	December 31 2010	September 30 2010
	US$	US$

Payroll tax payable	32,299	29,848
Recco Beheer BV (i)	133,620	136,480
Willhemus Maria Ebben (ii)	373,725	374,178
Jan Hoogstrate (iii)	373,725	374,178
Income tax payable	194,471	156,573
Others	12,095	217
	1,119,935	1,071,474

i) The amount due to Recco Beheer B.V. is payable on demand, bears no interests and secured against the shares of Commodore Licensing. Refer to Note 11(vii).

ii) The amount due to Wilhemus Maria Ebben is payable on demand, bears interests at 8% per annum and unsecured.

iii) The amount due to Jan Hoogstrate is payable on demand, bears interests at 8% per annum, and unsecured.

6. AMOUNT DUE TO SHAREHOLDERS
	December 31 2010	September 30 2010
Name	US$	US$

Reunite Investments Inc. (Note i)	566,508	582,003
Due to former executive (Note ii)	320,000	340,000
Due to executive (Note iii)	513,217	481,544
	1,399,725	1,403,547

The above related parties are all shareholders of the Company.

i) The amount due to Reunite Investments inc. is secured against certain pledges of the Company's subsidiaries as set out in Note 12.

ii) On January 6, 2010 the Company entered into a compensation agreement with a former representative of Commodore Licensing, namely SPby Design for previous costs incurred in developing the market. Under the agreement, the Company shall pay a total compensation of $350,000 which shall be paid as to $75,000 on or before March 1, 2010 $75,000 on or before May 1, 2010 and $200,000 by July 1, 2010 and issuance of 250,000 common stock in the Company. During the period, the Company paid $20,000.

iii) The amount due to Mr. van Os, a director of our European operation, is unsecured, bears interests at 8% per annum and payable on demand.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)
(Stated in US Dollars)
7. RELATED PARTY TRANSACTIONS

As of December 31, 2010 and September 30, 2010, the amounts due to directors were $744,665 and $611,289, respectively. The amounts due to directors of $744,665 as at December 31, 2010 are i) unsecured, ii) non-interest bearing except for $265,021 (Euro198,339) bearing 8% interests, and iii) payable on demand. The amounts due to directors of $611,289 as at September 30, 2010 are i) unsecured, ii) non-interest bearing except for $265,399 (Euro194,460) bearing 8% interests, and iii) payable on demand, except for $31,000 which is payable on December 31, 2010. For the three months ended December 31, 2010 the Company recorded an interest payable of $5,200 (Euro 3,879) on the amounts due to directors.

During the three months ended December 31, 2010 and the year ended September 30, 2010, the Group had the following transactions with related parties:
a	Mr. Te Hwai Ho, director and former President of the Company received $6,000 for the year ended September 30, 2010;
b

Mr. Ben van Wijhe is entitled to receive a total remuneration of $91,608 for his services to the Group for the three months ended December 31, 2010 and $246,375 for the year ended September 30, 2010 and he agreed to accrue his remuneration until the Group receives sufficient funding for its operations; and

c	The Group recorded interests expense of $5,200 (Euro3,879) for the three months ended December 31, 2010 relating to amounts due to a Director;

In January 2010, our president and director, Mr. Ben van Wijhe received 3,673,333 shares of the Company pursuant to the Participation Agreement and in June 2010, Mr. Wijhe received a further 1,500,000 shares under the Addendum Participation Agreement. For further details of this transaction, refer to Note 4.

As announced in a Form 8K filed on July 8, 2010, on July 1, 2010, the Company issued 2,685,000 shares of the Company to Ascenda Corporation, a company owned by our director, Mr. Donald Ruan. For further details of this transaction, refer to Note 4 and 11(vi).

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)
(Stated in US Dollars)
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

The consideration for the acquisition is a payment of up to Euro 2,000,000 and the issuance of 15,420,000 shares of the Company's common stock valued at $0.01 per share.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)
(Stated in US Dollars)
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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)
(Stated in US Dollars)
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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)
(Stated in US Dollars)
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

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)
(Stated in US Dollars)
9. INCOME TAX

No provision was made for income tax for the three months ended December 31, 2010 and for the year ended September 30, 2010 as the Company and its subsidiary had operating losses. For the three months ended December 31, 2010 and year ended September 30, 2010, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $333,946 and $33,010, respectively. Total net operating losses carried forward at December 31, 2010, (i) for Federal and State purposes were $460,065 and $460,065, respectively and (ii) for its entities outside of the United States were $1,025,117 for the period ended December 31, 2010. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2010 was approximately $289,498 of which $69,010 was for US federal income tax and $75,015 was for Hong Kong income tax and $145,473 was for Netherlands income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
December 31, 2010

United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
Provision for income tax	-

Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	(16.5%)
Provision for income tax	-

Netherlands statutory rate	25.5%
Valuation allowance - Netherlands Rate	(25.5%)
Provision for income tax	-

The Company did not have any interest and penalty provided or recognized in the income statements for the year ended September 30, 2010 and 2009 or balance sheet as of September 30, 2010 and 2009. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company's 2007, 2008 and 2009 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company's, 2008/2009 and 2009/2010 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination. The Company's 2009 China Corporate Income Tax are subject to China State Administration of Taxation examination. The Company's 2009 Dutch Corporation Tax Returns filing are subject to Belastingdienst (Dutch Tax and Customs Administration) examination.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)
(Stated in US Dollars)
10. SEGMENT REPORTING
Business Segments

For management purposes, the Group currently organized into two operating units - consulting services and trading of computers. Turnover represents the net amounts received and receivable for goods sold or services provided by the Group during the period. These units are the basis on which the Group reports its primary segment information.

Segment information about these businesses is presented below.

For the 3 months period ended	Consulting Service		Computer Trading		Brand Operation		Consolidated
Dec 31, 2010 and 2009	--------------------------------		--------------------------------		--------------------------------		--------------------------------
	2010	2009	2010	2009	2010	2009	2010	2009
	-------------	-------------	-------------	-------------	-------------	-------------	-------------	-------------
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	-	-	-	9,412	-	-	-	9,412
	--------	--------	--------	-------	--------	-------	---------	----------
Segment Results	-	-	(18,674)	(12,461)	-	-	(18,674)	(12,461)
	--------	--------	--------	-------	--------	-------	---------	----------
Unallocated corporate income							0	0
Unallocated corporate expenses							(297,330)	(7,107)
							----------	---------
Loss from operations							(316,004)	(19,568)
Finance costs							(20,876)	-
							----------	---------
Loss for the period							(336,880)	(19,568)
							======	======

As of Dec 31 2010 and 2009							Dec 31, 2010	Dec 31, 2009
ASSETS							US$	US$
Segment assets	-	19,445	2,179,751	60,968	2,658,254	-	4,838,005	80,413
Unallocated corporate assets							77,572	12,710
							----------	---------
Consolidated total assets							4,915,577	93,123
							======	======
LIABILITIES
Segment liabilities	-	-	3,842,694	18,323	-	-	3,842,694	18,323
Unallocated corporate liabilities							79,276	129,211
							----------	---------
Consolidated total liabilities							3,921,970	147,534
							======	======
Geographical Segments
The Group's customers are principally located in Hong Kong, PRC.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)
(Stated in US Dollars)
11. COMMITMENTS
i)

The Group has a lease commitment of Euro 38,690 (about US$51,458), inclusive of 19% tax, until the end of February 2011 relating to the office in Oldenzaal. The monthly office rent at Oldenzaal is Euro 7,738 (US$10,291). The two months total rent obligation from the balance sheet date to the expiry of the lease at the end of February 2011 is around Euro 15,476 (US$20,582).

ii)

The shares of C= Holdings are pledged as security for the debts of Reunite Investment Inc. for about Euro 1,114,244 (about US$1,515,000) and the debts owed to our stakeholder for Euro 346,924 (US$471,817) for a total sum of Euro 1,461,168 (about US$1,987,000).

iii)	The Group has pledged to sell 51% of the shares of C= Holdings to our stakeholders if the Company fails to pay the debt obligations of Euro 1,461,168 (about US$1,987,000) on or before June 30, 2011.
iv)	The Group has pledged the Commodore trademark for the territory of Benelux as security for a debt of Reunite Investment Inc. in the amount of approximately US$2.4 million.
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

vii)	The Company is committed to issue 200,000 shares of Common Stock to Reco Beheer B.V. in relation to their funding of Euro 100,000 to the Company.
12. SUBSEQUENT EVENTS
i)

The Group has evaluated all other subsequent events through February 15, 2011, the date these consolidated financial statements were issued, and determined that there were no other additional subsequent events or transactions that require recognition or disclosures in the financial statements except that as announced in a Form 8K filed on January 3, 2011, the Group has reserved and intends to change the Company name to Commodore Holdings Corporation, to reflect the business of the Group.

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

Business Overview

In the prior fiscal year, the Group focused on the computer electronics business exclusively as it completed the acquisition of the 100% interests in the brand COMMODORE and, the Europe and Asia marketing and distribution operation, through a series of transactions summarized below.

Commodore - Brand and Worldwide Distribution

As announced in a Form 8K filed on July 8, 2010, the Company entered into a conditional agreement with Ascenda to set up a joint venture company to be engaged in the business of design, sourcing, development, procurement, trade financing and product support for certain computer and mobile (smart) phone products and other products, from time to time, under the "Commodore" brand name. Ascenda is an experienced electronic sourcing company in China and they have extensive distribution channels in the USA markets, providing experienced (sales) management to the local sales organization of the Company.

On January 5, 2009 the Company entered into a joint venture agreement with Commodore Licensing, then a subsidiary of Reunite to form a 50/50 joint venture company then named Commodore Electronics to facilitate the manufacturing and distribution of computer products under the brand name of COMMODORE for the territories of Asia and Africa. Under the terms of the joint venture agreement and exclusive trademark license agreement, Commodore Licensing will contribute the exclusive license brand to Asia and Africa for a period of 5 years plus an automatic extension of a further 5 years, and the Company will contribute up to a maximum of $7 million. Commodore Licensing shall also have the right to exchange its 50% interests in the joint venture for 50% interests in the Company, subject to the joint venture company achieving certain sales conditions. The joint venture company shall be responsible for providing sourcing and developing of new products for Commodore Licensing and its affiliates worldwide, and the marketing and distributing of COMMODORE branded products in Asia and Africa. The Company commenced purchasing and sale of samples of Commodore products at the ended of March 31, 2009 and commenced commercial sales operation for its consumer electronics in May 2009.

During the prior fiscal year on January 6, 2010, the Company closed the Participation Agreement to acquire the 49% interests in C= Holdings which held the COMMODORE brand, 100% interests in Commodore Licensing which held the European operation of COMMODORE and the 50% interests in Commodore Electronics which held remaining interests of our Asian operation for a combined total cash consideration of up to Euro 2,000,000 and the issuance of total 11,020,000 shares of the Company. In June 30, 2010, the Company issued an additional 4,500,000 shares through an Addendum to the Participation Agreement, thereby effectively issuing a total of 15,520,000 shares as part of the consideration to acquire the above interests. After the acquisitions, the worldwide operation of marketing and distribution of the brand Commodore was under the Company.

In February 2010, the Company entered into an agreement to acquire the other 51% of C= Holdings for Euro 300,000. After the acquisition, the Company owned 100% ownership rights for the Commodore brand and this brand ownership provides future business growth to the Group. At the date hereof, the Company still has not made any payment in respect of these acquisitions and will need to raise funds to pay off the payment obligations to its stakeholders.

The above acquisitions to i) own the world wide marketing and distribution of the Commodore brand and ii) the 100% ownership of the brand will enable the Group to fully exploit the potential of the Commodore brand in the consumer electronics industry and offers a platform for the Group for future growth. However, the above acquisitions were acquired by extended credit arrangement and financing from stakeholders of the Company, the Group has pledged the acquired shares to the third parties as security. The secured positions of these are summarized in Note 11 to the financial statements as set out in this Form 10Q.

At the date of this report the Company has not made any payments to the third party financiers as the Company still needs to raise funds to pay these payment obligations in the Group to retain the rights to the use of the operational rights and the 100% interests in the brand ownership.

Design and Sourcing Partner

During the prior fiscal year, the Group refocused its efforts to work with a new manufacturing and sourcing partner, Ascenda. As announced in a Form 8K filed on July 8. 2010, on July 1, 2010, the Company entered into a conditional agreement with Ascenda to set up a joint venture company, which was Commodore Asia JV, to be engaged in the business of design, sourcing, development, procurement, trade financing and product support for certain computer and mobile (smart) phone products and other products, from time to time, under the "Commodore" brand name. Pursuant to the agreement, Ascenda received 2,685,000 shares in the Company for the services it provides to the joint venture company. Ascenda shall receive additional 2,685,000 shares in the Company provided certain sales targets are achieved in the next 2 years. Ascenda shall further have the right to sell its 49% in the Commodore Asia JV to the Company for 2,685,000 shares in the Company within 3 years commencing from the date of the closing of the agreement provided that the business plans and milestones have been achieved. The Company provided an initial working capital to the Commodore Asia JV of US$150.000 to start the operations, that resulted in the development of a full range of products presented at the CES in January 2011.

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

Strategy

After successful showcasing our product and gaming strategy at the recent 2011 CES, we concluded that there is a momentum to build a sustainable business with high potential, based on the rich heritage and market awareness of the brand, overall positive response from different distribution and retail channels and interest from press and other media for "a comeback" of Commodore in the market as computer products & gaming company.

In the past Commodore was successful in growing its business because it was offering ultimate experience in gaming and application programs as a differentiator to other products companies. It became a cult brand, still appealing to a huge user group and passionate fans. We want to reactivate and unite this group and leverage on their knowledge, experience and network, to get them exited about Commodore again, its style, its culture, its vision and legacy. This requires a clear direction and message to this target group that would reunite them and adopt the Company marketing strategy and vision, providing supporting tools and initiating user groups and hosting special events for Commodore fans and followers.

Commodore is an unique, independent brand company, leverage on the past and gaining the confidence and trust of its fans and followers to create a different online culture supported by an attractive and feature rich product line. We will offer our products at a affordable price for the masses - not for the classes. The profit margins of the mainstream hardware products will be as low as possible. The added value will come from the bundled applications and services through the online platform portal CommodoreWorld.

Business Segment and Development
Our business will be divided into 3 segments: Hardware Products (mobile), Gaming (mobile) applications & Media Content, and Brand Licensing.
Our review of our 3 business segments for the three months period to December 31, 2010 are as follows:
PRODUCTS - Consumer Electronics

For the three months period ended December 31, 2010, we did not record any sales in the Products business segment. We are disappointed by this sales results as the Group faced many challenges due to limited financial and human resources. However we are confidentially optimistic that we will re-gain some of our consumer base once we have resolved our financial resources and are able to sell our Products in retail outlets. We have received huge interests from larger retailers in USA and UK once again at the 2011 Consumer Electronics Show in Las Vegas. Based on the indications from the channels the sales office in the USA forecast the first shipments of our bundled products and (gaming) applications to its customers in March/April 2011.

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

The business channels that we will explore and possibly select, subject to available resources are the following:

Traditional Import Business - This involves setting up a distribution services infrastructure locally for the local customers. We believe that it takes a minimum of $2.5 million to support the initial product launch mainly on the local inventory support for the program. We will need local logistic service, call center, warranty service, credit, financing, accounting and administration support and infrastructure to be set up. The potential risk will be on the price erosion of inventory which we will try to minimize through strong management and internal control system. This is higher margin with higher risk and services.

Direct Import Business - This involves working with retailers and channel partners to manage marketing and distribution programs locally. This model would simplifly our internal requirement for team, infrastructure and financial support and resources. This is a low margin with lower risk.

Telmex Business - This involves selling through online platforms from our partner or our own online portal. We will need minimum inventory stock level to support the program. We can leverage on third party for logistic and marketing resources. This is low margin and requires limited resources support.

Global Sales Business - This will involve establishing regional distributors to handle all sales and service for selected territory. This will be a simplest model of a trading activity. Our main efforts will be on product design and management and cost effective manufacturing.

We are working towards selecting the above businesses models, subject to available resources to the Group.
The following is a more detail description of our consumer electronics business.
Our Products

The Group's consumer electronics business consists of designing, sourcing, marketing, sales and distribution of a variety of multimedia and computer products under the COMMODORE brand name. These products which can be found on our website at www.commodorecorp.com and www.commodoreworld.com include:

*	Tablets;
*	Netbooks;
*	Notebook;
*	Desktops; and
*	Smartphones.
We believe we possess an advantage over our competitors due to the combination of:
*	recognition of the COMMODORE brand; and
*	our sourcing expertise and vendor relations through our partner Ascenda.

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

GAMING & MEDIA CONTENTS
Gaming

During the prior fiscal year, the Group formulated a gaming strategy to capitalize on the heritage of Commodore games. During the 3 months period, we focused on defining our strategy and also on the 2011 CES. Therefore there was no revenue generated from gaming in this quarter under review. Commodore has access to over 5,000 games in its library accumulated over the years. In the past Commodore published a large number of games under its own label, whereby another part of those games have, in its current format and code, become free ware and/or the rights are (co) owned by third party developers, all under the Commodore label. Commodore was the first pioneer in computer gaming creating a great fan base of gamers still playing our games in various countries worldwide.

Today (online & mobile) gaming is a vital driver for users on the internet for gaming and social networking, and to mobile entertainment in the coming future. It is our intention to roll out our own Gaming Portal or in conjunction with our partners in the coming year.

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

We plan to implement the following in the coming quarters:
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

Media Contents - commmodoreworld.com

As stated above, in line with the COMMODORE strategy for our branded products, we will have all our products and devices link to our content portal at www.commodoreworld.com, which was launched in a beta version at the CES show in January 2011. Certain of our products will be equipped with a soft-key for a one touch linkup. Our customers will be offered services to keep and manage all their digital files, including but not limited to, online entertainment, news and personal entertainment & gaming platform. During the three months period under review, there was no revenue generated from commodoreworld.com portal. We expect to commence activities in the gaming, entertainment application and other media content in second half of 2011 by setting up the servers in Asia and USA. We shall also arrange for cooperation with content & gaming providers to offer contents on our COMMODORE portal for our device owners.

BRAND LICENSING

Brand licensing is an important business segment to realize the maximum brand value. During the prior fiscal year, in August 2010, the Company entered into a brand licensing arrangement with a third party to license the Keyboard Computer under the traditional form factor of the Commodore 64. Under the license agreement, the third party is expected to pay an initial royalty of Euro250,000 on or before December 31, 2011. At the date of this report, the third party has not formally submitted the computer for our approval and has not paid the initial royalty. Accordingly we have not recorded this initial royalty in our accounts until we receive the royalty payment. Therefore there was no royalty income earned during the three months period ended December 31, 2010.

The Group will continue to explore brand licensing opportunities in the coming quarters since it received several requests for licensing arrangements. We will start an active Brand licensing policy, subject to available resources, possibly through working with brand management partner(s), during the course of 2011 for certain products segments and leverage on the Brand awareness in the different territories. Currently we are in preliminary discussion with a brand licensing agent and we expect that this process will take a few months before we know the outcome.

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
Employees

As of January 15, 2011, we had 5 employees employed by the Group, excluding staff of our stakeholders and partners contributing to the Group on a as required basis. The Company will furthermore extend this staff and consultants as required by operations.

Results of Operations
FOR THE THREE MONTHS ENDED DECMBER 31, 2010 AND 2009.
REVENUES

The Company did not record any revenue for the three months period ended December 31, 2010. Therefore the Company did not incure any cost of revenue, recording no gross profit for the three months period ended December 31, 2010. For the three months period ended December 31, 2009, the Group realized revenue of $9,412 which was mainly derived from the sale of computer products and a cost of revenue of $8,431 achieving a gross profit of $981. We hope to generate additional revenue as we establish additional distributors.

OPERATING EXPENSES

For the three months period ended December 31, 2010, we had recorded no gross profit and our total operating expenses were $333,946, all of which were selling, general and administrative expenses, We also had $29,361 in interest expenses, $1,985 in interest income, $6,500 in other income,and loss attributable to non controlling interest of $17,942. Our net loss to our shareholders for the three months period ended December 31, 2010 was $336,880. This is in comparison for same three months period ended December 31, 2009, our gross profit was $981 and our total operating expenses were $33,991, all of which were selling, general and administrative expenses, and loss attributable to non-controlling interest of $13,442. Our net loss to our shareholders for the three months period ended December 31, 2009 was $19,568. The increase in our administration expenses for the current three months period compared to the corresponding period was mainly due to the Europe salary expenses of $98,037, Europe office rental expense of $18,136, corporate salary expenses of $95,244, marketing support expenses of $30,323, and other administration expenses of $92,206

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of December 31, 2010, we had $66,172 in cash. We expect to incur a minimum of $1,100,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $300,000 in product development, $200,000 website development; $100,000 in marketing expenses, and $500,000 in general administrative expenses such as for salaries, corporate, legal and accounting fees, office overhead and general working capital.

In addition, we have debts of $3,945,197 to be settled of which $2,144,390 are due to our directors and shareholders / affiliates. We also have other commitments of about US$1,987,000 to be paid as set out in Note 11(ii) to the financial statements. We will require to settle about $1,987,000 of the above debts and commitments in order to secure our Commodore brand which is currently pledge to our shareholders / financier.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended September 30, 2010 regarding concerns about our ability to continue as a going concern. During the quarter ended December 31, 2010 the Company had recorded no revenues and incurred a net loss of $336,880; and an accumulated net loss of $1,485,182 for the period from June 15, 2007 (inception) to December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding customers and/ or entering into new profitable businesses. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Quantitative and Qualitative Disclosures about Market Risk:
A smaller reporting company is not required to provide the information required by this Item.
Off-Balance Sheet Arrangements:
Other than as disclosed in the financial statements, the Company has no off-balance sheet obligations or guarantees.
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

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

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
Asiarim Corporation
a Nevada corporation
Date: February 18, 2011	/s/ Ben van Wijhe
---------------------------------------
Ben van Wijhe
Principal Executive Officer
Date: February 18, 2011	/s/ HO Te Hwai
---------------------------------------
HO Te Hwai
Principal Financial Officer