Form 10-K/A
period 2009-09-30
ASIARIM CORP
filed 2011-03-17
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.3

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
References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
EXPLANATORY NOTE

This Amendment No.3 to Asiarim Corporation's (the "Company", "Asiarim") annual report on Form 10-K/A No.1 for the year ended September 30, 2009 is being made principally in respond to the comments letter, dated February 2, 2011, issued by SEC.

This Form 10-K/A No.3 made the following amendments. No other information included in the Form 10K/A No.2 is amended hereby.
*	Page 2, under the heading "Business Overview - Consumer Electronics Business";
*	Page 6, under the headings "Design and Manufacturing" and "Trademark";
*	Page 8, under the heading "Employees";
*	Page 13, under the heading "Business Related Risks";
*	Page F-16, under the headings "Business Combination";
*	Page F-17, under "Unaudited Pro-Forma Consolidated Balance Sheet"; and
*	Page F-18, under "Unaudited Pro-Forma Consolidated Statement of Operations"

For convenience and ease of reference, the Company is filing the annual Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of January 12, 2010, the filing date of the original Annual Report. Except as stated herein, this Form 10-K/A No.3 does not reflect events or transactions occurring after such filing date or modify or update those disclosure in the Annual Report that may have affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby.

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

Business Overview - Consumer Electronics Business

On January 5, 2009 the Company entered into a joint venture agreement with CIC Europe Holding B.V., a Netherland incorporated company, and a then subsidiary of Reunite Investments Inc. (a company incorporated in Colorado, USA and, formerly known as Commodore International Corporation ("CIC")) to form a 50/50 joint venture company named Commodore Asia Holdings Limited ("CAH"), a newly set-up company incorporated in Hong Kong, to facilitate the manufacturing and distribution of computer products under the brand name of COMMODORE for the territories of Asia and Africa. Under the terms of the joint venture agreement and exclusive trademark license agreement, CIC will contribute the exclusive license brand to Asia and Africa for a period of 5 years plus an automatic extension of a further 5 years, and the Company will contribute up to a maximum of $7 million. CIC shall also have the right to exchange its 50% interests in the joint venture for 50% interests in the Company, subject to the joint venture company achieving certain sales conditions. The joint venture company shall be responsible for providing sourcing and developing of new products for CIC and its affiliates worldwide, and the marketing and distributing of COMMODORE branded products in Asia and Africa.

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

We have a verbal cooperation understanding with a design team based in Shenzhen, China which is responsible for product development and works closely with the manufacturers. According to this verbal cooperation understanding, the team will arrange to initiate a working relationship in Hong Kong to determine if the parties could work together and be satisfied on design ideas and concepts before entering into a formal written agreement. We work with the engineers to determine the detailed cosmetic, electronic and other features for new products, which typically incorporate commercially available electronic parts to be assembled according to our design. Accordingly, the exterior designs and operating features of the products reflect our judgment of current styles and consumer preferences. Our designs are tailored to meet the consumer preferences worldwide.

Warranties

We offer limited warranties for our multi-media consumer electronics products. Such warranties typically consist of a one year manufacturing defects for UMPCs under the condition that we or the manufacturer will provide spare parts to fix, or offer a new or similar unit in exchange for a non-performing unit, depending on the circumstances.

Trademark

The Company owns 49% of the rights to the "Commodore" trademarks through the acquisition of Commodore International B.V. We also have the operating and licensing rights to use the COMMODORE trademarks worldwide under our newly acquired subsidiary CIC Europe Holding B.V. for the next 9 years under agreement.

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

Employees
As of December 15, 2009, we had 3 employees employed by the Company. The Company will hire consultants and staff as required by operations.

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

Our future profit margins will be adversely affected by price increase from our suppliers (estimated to be more than 2% from quarter to quarter) if we are not able to resist such increases or pass on such increase to our customers.

In the future all of our products are and will be purchased from suppliers with factories located in the People's Republic of China ("China"). The weakness of the United States dollar in relationship to the Chinese currency recently has increased substantially the cost of the products we will purchase from such suppliers. These suppliers also have experienced sharply rising costs attributable to, among other things, substantially increased raw material costs, general economic conditions and changes in certain labor, public health and tax regulations in China. As a consequence, many of the suppliers have indicated substantial price increases going forward for the products we will and intend to purchase from them in the future. We are monitoring and will try to resist such increases and, at the same time, discuss higher product sale prices to our customers. We expect our customers will strongly resisted accepting new increased pricing given the recent decline in economic conditions globally and the fear that higher prices will adversely affect the future sales orders from customers. The pricing situation with our suppliers and customers is unclear and there can be no assurance that we will be able to work out an acceptable solution. In addition, if we are unable to negotiate lower costs with our suppliers in the future, higher prices from our customers or some combination of the two, our planned sales will likely decline, our profit margins will shrink and our operating results may be materially and adversely affected in the future.

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

Asiarim Corporation
a Nevada corporation
Date: March 17, 2011	/s/ Ben van Wijhe
---------------------------------------
Ben van Wijhe
Principal Executive Officer
Date: March 17, 2011	/s/ HO Te Hwai
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

Business Combination
The purchase price of CIC Europe Holding B.V. was allocated as follows:
US$
Other receivables	416,112
Bank	(19,454)
Due to related parties	(418,740)
Due to an affiliated company	(29,852)
Due to a director	(370,983)
Trade payables	(300,220)
Other payables	(354,250)
Accrued liabilities	(185,170)
Due from group company	1,500,000
Brand (1)	1,372,757
1,610,200
(1) This "brand" is an intangible assets derived from the acquisition that reflect an identified and quantified value to the "Commodore" brand name.
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

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8. SUBSEQUENT EVENTS (Continued)
ASIARIM CORPORATION
UNAUDITED PRO-FORMA CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2009

US$
ASSETS

Non-current assets:
Investment in associated companies	750,000

Current assets:
Inventory - finished goods	5,455
Amount due from shareholder	370,000
Other receivable	298,494
Brand	863,453
2,287,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payable	352,322
Other payable	357,347
Accrued expenses	113,212
Bank overdraft	12,602
Amount due to shareholders	1,063,570
Amount due to directors	281,992
Total current liabilities	2,181,045

Non-current liabilities:
Amount due to a director	31,000
Minority interest	-

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 22,040,000 (2008: 11,020,000) shares
issued and outstanding	22,040
Additional paid up capital	108,360
Accumulated deficit during the development stage	(8,953)
Accumulated deficit	(46,090)
Total stockholders' equity	75,357
Total liabilities and stockholders' equity	2,287,402

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8. SUBSEQUENT EVENTS (Continued)
ASIARIM CORPORATION
UNAUDITED PRO-FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2009
US$

Net Revenues	437,203
Cost of Revenues	200,603
Gross Profits	236,600

Other General and Administrative Expenses	1,140,291

Loss from Operations	(903,691)

Other Expenses:
Interests	8,761

Net loss before minority interests	(912,407)

Share of loss of associate	0

Net loss	(912,407)

Weighted Average Basic and Diluted Shares	26,540,000

Loss Per Share Basic and Diluted	(0.0344)

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