Form 10-K/A
period 2010-09-30
ASIARIM CORP
filed 2011-03-17
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
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
References to the "Commission" or "SEC" means the U.S. Securities and Exchange Commission.
References to "Ascenda" means Ascenda Corporation, a company incorporated in the Samoa.
References to "Commodore Asia JV." means Commodore Asia Limited, a company incorporated in Hong Kong.
References to "Commodore Electronics" means Commodore Asia Electronics Limited (fka Commodore Asia Holdings Limited), a company incorporated in Hong Kong.
References to "Commodore Europe" means Commodore Europe B.V. (fka CIC Europe B.V.), a company incorporated in the Netherlands.
References to "Commodore Licensing" means Commodore Licensing B.V. (fka CIC Europe Holding B.V.), a company incorporated in the Netherlands.
References to "C= Holdings" means C= Holdings B.V. (fka Commodore International B.V.), a company incorporated in the Netherlands.
References to "Reunite" means Reunite Investments Inc. (fka Commodore International Corporation), a company incorporated in Colorado, USA.
References to "Company", "Asiarim", "we", "our", "Group"means Asiarim Corporation and include, unless the context requires or indicate otherwise, the operation of its subsidiaries (all hereinafter defined).
References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
EXPLANATORY NOTE

This Amendment No.1 to Asiarim Corporation's (the "Company", "Asiarim") annual report on Form 10-K for the year ended September 30, 2010 is being made principally in respond to the comments letter, dated February 2, 2011, issued by SEC.

This Form 10-K/A No.1 made the following amendments to clarify the footnote disclosures. Also, the reclassification of the cash flow statement was included to reflect the disclosure in gross nature. No other information included in the Form 10K is amended hereby.

*	Page F-19 to F22, under Note 8 "ACQUISITION OF SUBSIDIARY COMPANIES"; and
*	Page F-25, under Note 11 "NOTE TO CONSOLIDATED CASH FLOW STATEMENT"

For convenience and ease of reference, the Company is filing the annual Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of January 11, 2011, the filing date of the original Annual Report. Except as stated herein, this Form 10-K/A No.1 does not reflect events or transactions occurring after such filing date or modify or update those disclosure in the Annual Report that may have affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby.

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

Design and Manufacturing

We work with design teams based in Taiwan and China for designing innovative products in Hong Kong. These relationships are based on a project basis in a fast moving industry. We will work closely with the design engineers and manufactures for efficient time to market. We work with the engineers to determine the detailed cosmetic, electronic and other features for new products in our design. Accordingly, the exterior designs and operating features of the products reflect our judgment of current styles and consumer preferences. Our designs are tailored to meet the consumer preferences worldwide.

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

In the future, all our products are expected and will be purchased from suppliers with factories located in the People's Republic of China ("China"). The weakness of the United States dollar in relationship to the Chinese currency recently has increased substantially the cost of the products we will purchase from such suppliers. These suppliers also have experienced sharply rising costs attributable to, among other things, substantially increased raw material costs, general economic conditions and changes in certain labor, public health and tax regulations in China. As a consequence, many of the suppliers have indicated substantial price increases going forward for the products we will and intend to purchase from them in the future. We are monitoring and will try to resist such increases and, at the same time, discuss higher product sale prices to our customers. We expect our customers will strongly resisted accepting new increased pricing given the recent decline in economic conditions globally and the fear that higher prices will adversely affect the future sales orders from customers. The pricing situation with our suppliers and customers is unclear and there can be no assurance that we will be able to work out an acceptable solution. In addition, if we are unable to negotiate lower costs with our suppliers in the future, higher prices from our customers or some combination of the two, our planned sales will likely decline, our profit margins will shrink and our operating results may be materially and adversely affected in the future.

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Index to Financial Statements and Financial Statement Schedules
*	Independent Auditor's Report
*	Consolidated Balance Sheets as of September 30, 2010 and 2009
*	Consolidated Statements of Operations for the year ended September 30, 2010 and 2009
*	Consolidated Statements of Stockholders'Equity from June 15, 2007 (Inception) to September 30, 2010
*	Consolidated Statements of Cash Flows for the years ended September 30 2010 and 2009
*	Notes to Consolidated Financial Statements
(c) Exhibits
2.1	Participation Agreement dated September 1, 2009 (3) (6)
2.2	Addendum to the Participation Agreement dated June 16, 2010 (3)
2.3	Participation Agreement dated July 1, 2010 (4)
2.4	Shareholders' Agreement dated July 1, 2010 (4)
2.5	Pledge document on 51% of Commodore Holding B.V. (7)
2.6	Compensation agreement with SPbyDesign (7)
2.7	Loan agreement for Euro330,000 (7)
2.8	Pledge agreement for the rights to Benelux (7)
3.1	Articles of Incorporation (1)
3.2	Bylaw (1)
10.1	Director Agreement with Ben van Wijhe, Donald Su Yo Ruan, and Te Hwai Ho (5)
14.1	Code of Ethics (2)
21.1*	Subsidiaries of small business issuer (8)
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

32.1*	Certifications by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference from Registrant's Registration Statement on Form SB-2 filed on November 7, 2007.
(2)	Incorporated by reference from Registrant's Current Report on Form 8-K filed on January 3, 2011.
(3)	Incorporated by reference from Registrant's Current Report on Form 8-K filed on July 6, 2010.
(4)	Incorporated by reference from Registrant's Current Report on Form 8-K filed on July 8, 2010.
(5)	Incorporated by reference from Registrant's Current Report on Form 8-K filed on October 26, 2010.
(6)	Incorporated by reference from Registrant's Current Report on Form 8-K filed on September 9, 2009.
(7)	Incorporated by reference from Registrant's Quarterly Report on amendment no. 2 to Form 10-Q filed on January 18, 2011.
(8)	Incorporated by reference from Registrant's Annual Report on Form 10K filed on January 24, 2011.

*	Filed herewith.

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

8. ACQUISITION OF SUBSIDIARY COMPANIES
i) Goodwill arising on setting up Commodore Asia JV

As announced in a Form 8K filed on July 8. 2010, on July 1, 2010, the Company entered into an agreement with Ascenda Corporation ("Ascenda") to set up Commodore Asia JV to be engaged in the business of design, sourcing, development, procurement, trade financing and product support for certain computer and mobile (smart) phone products and other products, from time to time, under the "Commodore" brand name. Pursuant to the agreement, Ascenda received 2,685,000 shares in the Company for the services it provides to the joint venture company. Ascenda shall receive additional 2,685,000 shares in the Company provided certain sales targets are achieved in the next 2 years. Ascenda shall further have the right to sell its 49% in the JV Company to the Company for 2,685,000 shares in the Company within 3 years commencing from the date of the closing of the agreement provided that the business plans and milestones have been achieved.

The issuance of shares to Ascenda was to acquire the sourcing expertise in Asia, electronic manufacturing and industry knowledge and network in Asia, and electronics distribution knowledge and network in North America and Asia. The purchase price allocation for the consideration of $2,148,000 for the issuance of the 2,685,000 shares in the Company was allocated to goodwill arising from Commodore Asia JV.

ii) Intangible Assets - identifiable and quantifiable value of the Brand name resulting from acquisition of C= Holding, Commodore Licensing, Commodore Electronics, and Commodore Europe

As announced in the Form 8-K, on September 1, 2009 the Company entered into a conditional Participation Agreement, subject to due diligence inter alia i) to acquire all the remaining shares, representing 50%, in the share capital of Commodore Electronics from Commodore Licensing for Euro 1,000,000 (US$1,500,000); ii) to acquire the 49% interests in the share capital of C= Holding held by Reunite Investments Inc for Euro 500,000 (US$750,000) and a performance earn out payment of up to Euro 500,000 (US$750,000) after meeting certain profit targets for the two years after closing and the right to acquire the remaining 51% interests for a maximum consideration of Euro 500,000 (US$750,000); and iii) to acquire all the issued share capital of Commodore Licensing held by its board of directors and Reunite Investments Inc. for the issuance of 11,020,000 shares in the share capital of the Company. The transaction closed on January 6, 2010. In July 2010, the Company issued a further 4,500,000 shares pursuant to the Addendum to the Participation Agreement.

The consideration for the acquisition is a payment of up to Euro 2,000,000 and the issuance of 11,020,000 shares of the Company's common stock valued at $0.01 per share.

In February 2010, the Group entered into an agreement to acquire 51% of C= Holdings for a consideration of Euro 300,000. After the purchase, C= Holdings became a wholly owned subsidiary of the Company.

The purchase price allocation for the consideration for the acquisition of C= Holding and Commodore Licensing was initially allocated to goodwill as per our previous filings. However after further review the management believed that the intangible asset arising from the acquisition can be attributable to a separate identifiable and quantifiable intangible asset - the trademark "Commodore" which was collectively acquired on the above transactions. Accordingly, the purchase price allocated for to the identifiable and quantifiable separated intangible assets are set forth below.

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8. ACQUISITION OF SUBSIDIARY COMPANIES (Continued)
The purchase prices for the two transactions have been highlighted below.
Business Combination
The purchase price of Commodore Licensing and Commodore Electronics was allocated as follows:
US$
Other receivables	416,112
Bank	(19,454)
Due to related parties	(408,660)
Due to an affiliated company	(29,852)
Due to a director	(360,903)
Trade payables	(320,718)
Other payables	(354,250)
Accrued liabilities	(185,170)
Due from group company	1,440,000
Minority interest	(42,799)
Intangible asset - Brand	1,460,894
1,595,200
The purchase price of C= Holdings was allocated as follows:
US$
Trade and other creditors	(45,360)
Intangible asset - Brand	1,197,360
Cash consideration paid	1,152,000

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

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8. ACQUISITION OF SUBSIDIARY COMPANIES (Continued)

Pro Forma Financials
The accompanying pro forma statement of operations are provided for informational purposes only. The pro forma consolidated statements of operations are unaudited and are not necessarily indicative of the consolidated financial results which actually would have occurred if the above transactions had been consumed on September 30, nor does it purpose to present the operating results that would be achieved for future periods.

The unaudited pro-forma consolidated statement of operations reflect financial information which gives pro-forma effect to the acquisition of 15,520,000 shares of the Company for the acquisition of Commodore Licensing, C= Holdings and the remaining interests in Commodore Electronics.

Unaudited Pro Forma Consolidated Statement of Operations
The pro forma consolidated statements of operations give effect to the above transaction as if it occurred on the earliest date of the period presented i.e. October 1, 2008 for the ast two years to 30 September 30, 2010

Comments on the Unaudited Pro Forma Consolidated Statement of Operations
For the proforma year ended September 30 2009, a USD365,000 initial royalty rights was recorded in Commodore Licensing. However there was no such initial rights revenue for the year ended September 30, 2010.

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8. ACQUISITION OF SUBSIDIARY COMPANIES (Continued)
ASIARIM CORPORATION
UNAUDITED PRO-FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2010 and 2009
	2010	2009
	US$	US$

Net Revenues	9,881	437,203
Cost of Revenues	8,951	200,603
Gross Profits	930	236,600

Other General and Administrative Expenses	1,520,313	1,140,291

Loss from Operations	(1,519,383)	(903,691)

Other Expenses:
Gain on deemed disposal of subsidiary	113,247	-
Interest income	2,929	-
Interests	(59,918)	8,716

Net loss before minority interests	(1,463,125)	(912,407)

Share of loss of associate	18,733	0

Net loss	(1,444,392)	(912,407)

Weighted Average Basic and Diluted Shares	26,540,000	26,540,000

Loss Per Share Basic and Diluted	(0.054)	(0.034)

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

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
11. NOTE TO CONSOLIDATED CASH FLOW STATEMENT
a) Purchase of interests in subsidiaries
	September 30	September 30
	2010	2009
	US$	US$
Net assets acquired:

Other receivables	416,112	-
Due to related parties	(438,512)	-
Due to director	(360,903)	-
Trade creditors	(366,078)	-
Other creditors	(354,250)	-
Accrued liabilities	(185,170)	-
Minority interest	(42,799)	-
	(1,331,600)	-

Intangible assets - Brand	2,658,254	-
	1,326,654	-

Represented by:

Share issue	155,200	-
Acquired bank overdraft	19,454	-
Debt consideration	1,152,000	-
	1,326,654	-
The analysis of net inflow of cash and cash equivalents in respect of the purchase of additional interests in subsidiaries is as follows:
	September 30	September 30
	2010	2009
	US$	US$

Cash consideration	-	-
Bank overdraft of acquired subsidiaries	(19,454)	-
	(19,454)	-

ASIARIM CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
11. NOTE TO CONSOLIDATED CASH FLOW STATEMENT (Continued)
b) Disposal of subsidiary
	September 30	September 30
	2010	2009
	US$	US$
Assets / (liabilities) disposed of:

Cash and cash equivalents	5,058	-
Accounts receivable	23,827	-
Due from related parties	30,570	-
Inventory	6,065	-
Other payables	(7,944)	-
Accrued expenses	(50,256)	-
Due to related parties	(31,386)	-
Due to directors	(89,181)	-
	(113,247)	-

Gain on deemed disposal of subsidiary	113,247	-
	-	-

Satisfied by:
	September 30	September 30
	2010	2009
	US$	US$

Cash consideration	-	-
Analysis of the net cashflow of cash and cash equivalent in respect of the disposal of subsidiary:
	September 30	September 30
	2010	2009
	US$	US$

Cash consideration	-	-
Net outflow of cash in respect of the disposal of subsidiaries	5,058	-
	5,058	-

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