Form 10-Q
period 2011-03-31
ASIARIM CORP
filed 2011-05-19
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Yes [   ]    No [  x ]

The number of common equity shares outstanding as of April 30, 2011 was 29,535,000 shares of Common Stock, $0.001 par value.

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
References to "Commodore Electronics" means Commodore Asia Electronics Limited.
References to "Commodore Europe" means Commodore Europe B.V.
References to "Commodore Licensing" means Commodore Licensing B.V.
References to "C= Holdings" means C= Holdings B.V.
References to "Reunite" means Reunite Investments Inc.

References to "Company", "Asiarim", "we", "our", "Group" means Asiarim Corporation and include, unless the context requires or indicate otherwise, the operation of its subsidiaries (all hereinafter defined).

References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - March 31, 2011 (Unaudited)	5

	Consolidated Statements of Operations - For The Three Months and Six Months Ended March 31, 2011 and 2010 (Unaudited)	6

	Consolidated Statements of Stockholders' Equity - For The Three Months Ended March 31, 2011 (Unaudited)	7

	Consolidated Statements of Cash Flows - For The Six Months ended March 31, 2011 and 2010 (Unaudited)	8

	Notes to Consolidated Financial Statements	9-25

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26-35

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	36

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	37

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3	Defaults Upon Senior Securities	37

Item 4	(Removed and Reserved)	37

Item 5	Other Matters	37

Item 6.	Exhibits	38

SIGNATURES		39

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

PART I - FINANCIAL INFORMATION

ASIARIM CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2011 AND SEPTEMBER 30, 2010
(UNAUDITED)
	Note	March 31	September 30
		2010	2010
		(unaudited)	(audited)
		US$	US$

ASSETS
Current assets:
Cash and cash equivalents		10,078	142,617
Accounts receivables		35,827	37,525
Other deposit		11,592	-
Inventory - resalable goods		1,165	-
Total Current Assets		58,662	180,142

Long term assets:
Brand	8	2,658,254	2,658,254
Goodwill	8	2,148,000	2,148,000
		4,806,254	4,806,254

Total assets		4,864,916	4,986,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable		429,628	359,216
Other payable	5	1,403,087	1,071,474
Accrued expenses		335,862	275,288
Amount due to shareholders	6	1,520,482	1,403,547
Amount due to former subsidiary		4,960	3,715
Amount due to directors	7	872,994	611,289
Total current liabilities		4,567,013	3,724,529

Total liabilities		4,567,013	3,724,529

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 29,535,000 (2010: 29,535,000) shares
issued and outstanding	4	29,535	29,535

Additional paid up capital	4	2,294,175	2,294,175
Comprehensive income		(43,538)	91,744
Accumulated deficits		(1,934,929)	(1,148,302)
Non-controlling interests		(47,340)	(5,285)
Total stockholders' equity		297,903	1,261,867

Total liabilities and stockholders' equity		4,864,916	4,986,396

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	US$	US$	US$	US$

Net Revenues	198	200	198	9,612
Cost of Revenues	-	260	-	8,691
Gross Profits	198	(60)	198	921

Other General and Administrative Expenses	451,296	649,846	785,242	683,837
Loss from Operations	(451,098)	(649,906)	(785,044)	(682,916)

Other Income /(Expenses)
Other income	(6,500)	-	(13,000)	-
Interests income	(2,088)	-	(4,073)	-
Interests expenses	31,350	23,030	60,711	23,030
Net Loss before minority interest	(473,860)	(672,936)	(828,682)	(705,946)
Minority interest	24,113	-	42,055	13,442
Net Loss	(449,747)	(672,936)	(786,627)	(692,504)

Weighted Average Basic and Diluted Shares Outstanding*	29,535,000	13,026,889	29,535,000	12,012,418

Loss Per Share - basic and diluted (US$)	(0.00)	(0.00)	(0.00)	(0.00)
*	Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities.

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)
	Common stock Shares	Common stock Amount	Additional paid-in capital	Accumulated Deficits	Compre- hensive income	Non-controlling interests	Total stockholder's equity/ (deficit)
		US$	US$	US$	US$	US$	US$
Balance at September 30, 2008	11,020,000	11,000	9,200	(8,953)	-	-	11,247

Reclassification	-	20	(20)	-	-	-	-
Net loss	-	-	-	(46,090)	-	-	(46,090)
Non-controlling interest	-	-	-	-	-	(29,357)	(29,357)
At September 30, 2009	11,020,000	11,020	9,180	(55,043)	-	(29,357)	(64,200)

Issuance of shares for services at $0.001 per share	310,000	310	-	-	-	-	310
Issuance of shares for acquired subsidiary	18,205,000	18,205	2,284,995	-	-	-	2,163,200
Comprehensive income	-	-	-	-	91,744	-	91,744
Net loss	-	-	-	(1,093,259)	-	-	(1,093,259)
Acquisition of Commodore Asia Ltd & elimination	-	-	-	-	-	42,805	42,805
Non-controlling interest	-	-	-	-	-	(18,733)	(18,733)
At September 30, 2010	29,535,000	29,535	2,294,175	(1,148,302)	91,744	(5,285)	1,261,867

Comprehensive income	-	-	-	-	63,335	-	63,335
Net loss	-	-	-	(336,880)	-	-	(336,880)
Non-controlling interest	-	-	-	-	-	(17,942)	(17,942)
At December 31, 2010	29,535,000	29,535	2,294,175	(1,485,182)	155,079	(23,227)	970,380

Comprehensive income	-	-	-	-	(198,617)	-	(198,617)
Net loss	-	-	-	(449,747)	-	-	(449,747)
Non-controlling interest	-	-	-	-	-	(24,113)	(24,113)
At March 31, 2011	29,535,000	29,535	2,294,175	(1,934,929)	(43,538)	(47,340)	297,903

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)
		Six Months Ended March 31
		2011	2010
	Notes	US$	US$

Cash Flows from Operating Activities:
Net Loss		(786,627)	(692,504)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common stock issuance for services		-	310
Non-controlling interest - Minority interest		(42,055)	29,357

Changes in Assets and Liabilities:
Decrease / (Increase) in Accounts Receivable		1,698	(413,741)
Decrease in Due from a Related Party		-	29,855
Increase in Inventory - Resalable goods		(1,165)	(870)
Increase in Other Deposit		(11,592)	(1,350)
Increase in Accounts Payable		70,412	247,593
Increase in Accrued Expenses		60,574	229,925
Increase in Other Payable		331,611	509,070
Increase in Due to Directors		261,705	442,265
Increase in Due to Related Parties		116,936	1,863,212
Increase in Due to Former Subsidiary		1,245	-

Net Cash Provided by Operating Activities		2,742	2,243,122

Cash Flows from Investing Activities:
Payment consideration for acquisition of subsidiaries		-	(2,611,454)
Shares issuance for acquisition of subsidiaries		-	110,200
		-	(2,501,254)
Cash Flows from Financing Activities:		-	-

Net Increase / (Decrease) in Cash		2,742	(258,132)
Effect of exchange rate changes on cash and cash equivalents		(135,281)	242,911
Cash - Beginning of Year		142,617	7,388
Cash - End of Year		10,078	(7,833)

Supplemental Disclosures of Cash Flow
Interest Paid		60,711	23,030
Income Taxes Paid		-	-

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

For the three months ended March 31, 2011, the Company has generated operation loss of $449,747 and has incurred an accumulated deficit $1,934,929. As of March 31, 2011, its current liabilities exceed its current assets by $4,508,351, which may not be sufficient to pay for the operating expenses in the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company ' s ability to continue as a going concern.

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

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Principles of Consolidation

The consolidated financial statements for the period ended March 31, 2011 include the financial statements of the Company, its 100% subsidiary Commodore Asia Electronics Limited ("Commodore Electronics"), C= Holdings B.V. ("C= Holdings), Commodore Licensing B.V. ("Commodore Licensing"), Commodore Europe B.V., Commodore Gaming Limited, Commodore North America Inc, Asiarim UK Limited, and its 51% interests in Commodore Asia Limited ("Commodore Asia JV").

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively. All significant inter-company transactions and balances have been eliminated on consolidation.

The Company's subsidiaries and affiliated companies and their principal activities as of March 31, 2011 are summarized as follows:
Company Name	Place of Incorporation of Organization --------------------	Attributable Equity Interest --------------------	Principal Activities --------------------

Commodore Asia Electronics Limited ("Commodore Electronic")	Hong Kong	100%	Management and Investment Holding

C=Holdings B.V. ("C= Holdings")	Netherlands	100%	Brand Holding

Commodore Licensing B.V. ("Commodore Licensing")	Netherlands	100%	Brand Licensing

Commodore Europe B.V. ("Commodore Europe")	Netherlands	100%	Inactive

Commodore Asia Limited ("Commodore Asia JV")	Hong Kong	51%	Product Design, Sourcing & distribution
Commodore Gaming Limited	Hong Kong	100%	Inactive
Commodore North America Inc.	USA	100%	Inactive
Asiarim UK Limited	UK	100%	Investment Holding
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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

Intangible Assets

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

The Company's intangible asset with an indefinite useful life is the brand trademark. At March 31, 2011, the Company had approximately $2,658,254 of trademark, accounting for approximately 55% of the Company's total assets. An intangible asset with an indefinite useful life is not amortized until its useful life is determined to be no longer indefinite. The Company reviews its indefinite useful life intangible assets for impairment annually to determine whether events and circumstances continue to support the indefinite useful life and the fair value with its carrying amount. If and when an intangible asset is determined to no longer have an indefinite useful life, the asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The impairment test consists of a comparison of the fair value of the intangible assets with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Issuance of Shares for Service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Employees' Benefits and Pension Obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes ("MPF schemes") pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Hong Kong subsidiary company to the MPF schemes were $1,108 and $1,087 for the six month ended March 31, 2011 and 2010, respectively.

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

Foreign Currency Translation

The Company ' s functional and reporting currency is the United States dollar. The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HKD) and Chinese Renminbi, respectively. The accounts of the Company's Netherlands subsidiaries are maintained in Euro. The accounts of the Company's United Kingdom subsidiary are maintained in Sterling Pound. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of March 31, 2011, the comprehensive income was $43,538 (March 31, 2010: $242,911).

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recently Issued Standards

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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

5. OTHER PAYABLES
	March 31 2011	September 30 |2010
	(Unaudited)	(Audited)
	US$	US$

Payroll tax payable	37,613	29,848
Recco Beheer BV (i)	142,070	136,480
Willhemus Maria Ebben (ii)	405,197	374,178
Jan Hoogstrate (iii)	405,197	374,178
Income tax payable	250,551	156,573
Others	162,459	217
	1,403,087	1,071,474

i) The amount due to Recco Beheer B.V. is payable on demand, bears no interests and secured against the shares of Commodore Licensing. Refer to Note 10(i).

ii) The amount due to Wilhemus Maria Ebben is payable on demand, bears interests at 8% per annum and unsecured.

iii) The amount due to Jan Hoogstrate is payable on demand, bears interests at 8% per annum, and unsecured.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
6. AMOUNT DUE TO SHAREHOLDERS
	March 31 2011	September 30 2010
	(Unaudited)	(Audited)
Name	US$	US$

Reunite Investments Inc. (Note i)	600,202	582,003
Due to former executive (Note ii)	320,000	340,000
Due to executive (Note iii)	600,280	481,544
	1,520,482	1,403,547

The above related parties are all shareholders of the Company.

i) The amount due to Reunite Investments Inc. is secured against certain pledges of the Company's subsidiaries as set out in Note 10.

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

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
7. RELATED PARTY TRANSACTIONS

As of March 31, 2011 and September 30, 2010, the amounts due to directors were $872,994 and $611,289, respectively. The amounts due to directors of $872,994 as at March 31, 2011 are i) unsecured, ii) non-interest bearing except for $281,780 (Euro198,339) bearing 8% interests, and iii) payable on demand. The amounts due to directors of $611,289 as at September 30, 2010 are i) unsecured, ii) non-interest bearing except for $265,399 (Euro194,460) bearing 8% interests, and iii) payable on demand, except for $31,000 which is payable on December 31, 2010. For the six months ended March 31, 2011 the Company recorded an interest payable of $10,645 (Euro 7,791) on the amounts due to directors.

During the six months ended March 31, 2011 and the year ended September 30, 2010, the Group had the following transactions with related parties:
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

c	The Group recorded interests expense of $5,200 (Euro3,879) for the three months ended December 31, 2010 relating to amounts due to a Director.

In January 2010, our president and director, Mr. Ben van Wijhe received 3,673,333 shares of the Company pursuant to the Participation Agreement and in June 2010, Mr. Wijhe received a further 1,500,000 shares under the Addendum Participation Agreement. For further details of this transaction, refer to Note 4.

As announced in a Form 8K filed on July 8, 2010, on July 1, 2010, the Company issued 2,685,000 shares of the Company to Ascenda Corporation, a company owned by our director, Mr. Donald Ruan. For further details of this transaction, refer to Note 4 and 10(vi).

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8. INCOME TAX

No provision was made for income tax for the six months ended March 31, 2011 and for the year ended September 30, 2010 as the Company and its subsidiary had operating losses. For the six months ended March 31, 2011 and year ended September 30, 2010, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $786,627 and $1,093,259, respectively. Total net operating losses carried forward at March 31, 2011, (i) for Federal and State purposes were $477,190 and $477,190, respectively and (ii) for its entities outside of the United States were $1,457.739 for the period ended March 31, 2011. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of March 31, 2011 was approximately $377,037 of which $71,579 was for US federal income tax and $121,487 was for Hong Kong income tax and $183,971 was for Netherlands income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
March 31, 2011

United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
Provision for income tax	-

Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	(16.5%)
Provision for income tax	-

Netherlands statutory rate	25.5%
Valuation allowance - Netherlands Rate	(25.5%)
Provision for income tax	-

The Company did not have any interest and penalty provided or recognized in the income statements for the six months ended 31 March 2011 and year ended September 30, 2010 or balance sheet as of March 31, 2011 and September 30, 2010. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company's 2007, 2008 and 2009 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company's, 2008/2009 and 2009/2010 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination. The Company's 2009 China Corporate Income Tax are subject to China State Administration of Taxation examination. The Company's 2009 Dutch Corporation Tax Returns filing are subject to Belastingdienst (Dutch Tax and Customs Administration) examination.

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

Segment information about these businesses is presented below.
For the 3 months period ended	Consulting Service		Computer Trading		Brand Operation		Consolidated
Mar 31, 2011 and 2010	----------------		-------------------		-----------------		----------------------
	2011	2010	2011	2010	2011	2010	2011	2010
	--------	--------	--------	-------	--------	-------	---------	----------
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	-	-	-	200	198	-	198-	200
	--------	--------	--------	-------	--------	-------	---------	----------
Segment Results	-	-	(25,098)	(60)	-	-	(24,900)	(60)
	--------	--------	--------	-------	--------	-------	---------	----------
Unallocated corporate income							8,588	-
Unallocated corporate expenses							(402,085)	(649,846)
							----------	---------
Loss from operations							(418,397)	(649,846)
Finance costs							(31,350)	(23,030)
							----------	---------
Loss for the period							(449,747)	(672,936)
							======	======

As of Mar 31 2011 and 2010							Mar 31, 2011	Mar 31, 2010
ASSETS							US$	US$
Segment assets	-	8,774	2,184,992	1,867,627	2,658,254	1,152,000	4,843,246	3,028,401
Unallocated corporate assets							21,670	1,350
							----------	---------
Consolidated total assets							4,864,916	3,029,751
							======	======
LIABILITIES
Segment liabilities	-	-	4,178,850	1,602,070	-	444,360	4,178,850	2,046,430
Unallocated corporate liabilities							340,824	1,357,247
							----------	---------
Consolidated total liabilities							4,519,674	3,403,677
							======	======
Geographical Segments
The Group's customers are principally located in Hong Kong, PRC.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
10. COMMITMENTS
i)	The Company is committed to issue 200,000 shares of Common Stock to Reco Beheer B.V. in relation to their funding of Euro 100,000 to the Company.
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

11. SUBSEQUENT EVENTS
i)

Subsequent to the period end and on May 12, 2011, the Company signed a term sheet setting forth the fundamentals of the acquisition of the exclusive worldwide rights to use an unique patented video compression technology. This video compression technology based on wavelet algorithms is able to dramatically reduce any type of video content or live stream including those already pre-compressed with any CODEC without loss of video quality. Under the terms of the term sheet, the parties are to negotiate and enter into definitive (i) sales and purchase agreement for the purchase of the said rights, and (ii) agreement for the funding to the Company by an investor, both agreements by May 31, 2011, after which the term sheet becomes null and void and the parties will have no further obligations to each other.

ii)

The Group has evaluated all other subsequent events through May 18, 2011, the date these consolidated financial statements were issued, and determined that there were no other additional subsequent events or transactions that require recognition or disclosures in the financial statements except that as announced in a Form 8K filed on January 3, 2011, the Group has reserved and intends to change the Company name to Commodore Holdings Corporation, to reflect the business of the Group.

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

Overview

Asiarim Corporation, a Nevada corporation, was formed on June 15, 2007. We were originally formed to be a business consulting firm with a mission to provide business consulting services to small domestic companies as well as to assist "small to medium" sized companies in the Asia Pacific Region, particularly in China, to establish a business presence in the United States. The Company also offered a range of electronic document conversion service for companies and individuals that need to file periodically with the SEC EDGAR system. However in the prior fiscal year, the Company stopped its consulting and filing businesses so that it can focus exclusively in the computer electronics business under the "Commodore" brand.

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

Business Segment and Development
Our business will be divided into 3 segments: Hardware Products (mobile), Gaming (mobile) applications & Media Content, and Brand Licensing.
Our review of our 3 business segments for the six months period to March 31, 2011 are as follows:
PRODUCTS - Consumer Electronics

For the six months period ended March 31, 2011, we did not record any sales in the Products business segment. We are disappointed by this sales result as the Group faced many challenges due to limited financial and human resources. However we are confidentially optimistic that we will re-gain some of our consumer base once we have resolved our financial resources and are able to sell our Products in retail outlets. .

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

Direct Import Business - This involves working with retailers and channel partners to manage marketing and distribution programs locally. This model would simplify our internal requirement for team, infrastructure and financial support and resources. This is a low margin with lower risk.

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

GAMING & MEDIA CONTENTS
Gaming

In 2010, the Group formulated a gaming strategy to capitalize on the heritage of Commodore games. During the 3 months period under review, there was no revenue generated from gaming. Commodore has access to over 5,000 games in its library accumulated over the years. In the past Commodore published a large number of games under its own label, whereby another part of those games have, in its current format and code, become free ware and/or the rights are (co) owned by third party developers, all under the Commodore label. Commodore was the first pioneer in computer gaming creating a great fan base of gamers still playing our games in various countries worldwide.

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

BRAND LICENSING

Brand licensing is an important business segment to realize the maximum brand value. In August 2010, the Company entered into a brand licensing arrangement with a third party to license the Keyboard Computer under the traditional form factor of the Commodore 64. Under the license agreement, the third party is expected to pay an initial royalty of Euro250,000 on or before December 31, 2011. At the date of this report, the third party has not yet completed their product(s) to be marketed to its target group consumers, but to be expected by end of May 2011. The initial royalty is due for payment directly after the first sales to be expected in Q3, 2011. Accordingly we have not recorded this initial royalty in our accounts until we receive the royalty payment. Therefore there was no royalty income earned during the three months period ended December 31, 2010.

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

Results of Operations
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010.
REVENUES

The Company realized revenue of $198 which was mainly derived from the initial basis rights for the three months period ended March 31, 2011 and did not incur any cost of revenue, achieving a gross profit of $198 for the three months period ended March 31, 2011. For the three months period ended March 31, 2010, the Group realized revenue of $200 which was mainly derived from the sale of computer products and a cost of revenue of $260 achieving a gross loss of $60. We hope to generate additional revenue as we establish additional distributors.

The Company realized revenue of $198 which was mainly derived from the initial basis rights for the six months period ended March 31, 2011 and did not incur any cost of revenue, achieving a gross profit of $198 for the six months period ended March 31, 2011. For the six months period ended March 31, 2010, the Group realized revenue of $9,612 which was mainly derived from the sale of computer products and a cost of revenue of $8,691 achieving a gross profit of $921.

OPERATING EXPENSES

For the three months period ended March 31, 2011, our gross profit was $198 and our total operating expenses were $451,296, all of which were selling, general and administrative expenses, We also had $31,350 in interest expenses, $2,088 in interest income, $6,500 in other income, and loss attributable to non controlling interest of $24,113. Our net loss to our shareholders for the three months period ended March 31, 2011 was $449,747. This is in comparison for same three months period ended March 31, 2010, our gross loss was $60 and our total operating expenses were $649,846, all of which were selling, general and administrative expenses, and $23,030 in interest expenses. Our net loss to our shareholders for the three months period ended March 31, 2010 was $672,936.

For the six months period ended March 31, 2011, our gross profit was $198 and our total operating expenses were $785,242, all of which were selling, general and administrative expenses, We also had $60,711 in interest expenses, $4,073 in interest income, $13,000 in other income, and loss attributable to non controlling interest of $42,055. Our net loss to our shareholders for the six months period ended March 31, 2011 was $786,627. This is in comparison for same six months period ended March 31, 2010, our gross profit was $921 and our total operating expenses were $683,837, all of which were selling, general and administrative expenses, $23,030 in interest expenses and loss attributable to non-controlling interest of $13,442. Our net loss to our shareholders for the six months period ended March 31, 2010 was $692,504.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of March 31, 2011, we had $10,078 in cash. We expect to incur a minimum of $1,100,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $300,000 in product development, $200,000 website development; $100,000 in marketing expenses, and $500,000 in general administrative expenses such as for salaries, corporate, legal and accounting fees, office overhead and general working capital.

In addition, we have debts of $4,567,013 to be settled of which $2,393,476 are due to our directors and shareholders / affiliates. We also have other commitments of about US$1,987,000 to be paid as set out in Note 10(ii) to the financial statements. We will require be to settle about $1,987,000 of the above debts and commitments in order to secure our Commodore brand which is currently pledge to our shareholders / financier.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended September 30, 2010 regarding concerns about our ability to continue as a going concern. During the quarter ended March 31, 2011 the Company had realized revenues of $198 and incurred a net loss of $449,747; and an accumulated net loss of $1,934,929. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding customers and/ or entering into new profitable businesses. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

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
Asiarim Corporation
a Nevada corporation
Date: May 19, 2011	/s/ Ben van Wijhe
---------------------------------------
Ben van Wijhe
Principal Executive Officer
Date: May 19, 2011	/s/ HO Te Hwai
---------------------------------------
HO Te Hwai
Principal Financial Officer