Form 10-K/A
period 2010-09-30
ASIARIM CORP
filed 2011-05-20
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
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
References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
EXPLANATORY NOTE

This Amendment No. 2 to Asiarim Corporation's (the "Company", "Asiarim") annual report on Form 10-K for the year ended September 30, 2010 is being made principally in respond to the comments letter, dated April 6, 2011, issued by SEC.

This Form 10-K/A No. 2 made the amendment 2 to clarify the footnote disclosures of Item 8, Note to Consolidated Financial Statements, Note 3, page F-9 Intangible Assets and Long-lived Assets. No other information included in the Form 10K and Form 10K/A No.1 is amended hereby.

For convenience and ease of reference, the Company is filing the annual Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of January 11, 2011 and March 17, 2011, the filing date of the original Annual Report Form 10-K and the followingamendment respectively. Except as stated herein, this Form 10-K/A No. 2 does not reflect events or transactions occurring after such filing date or modify or update those disclosure in the Annual Report that may have affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby.

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

Asiarim Corporation
a Nevada corporation
Date: May 20, 2011	/s/ Ben van Wijhe
---------------------------------------
Ben van Wijhe
Principal Executive Officer
Date: May 20, 2011	/s/ HO Te Hwai
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

Intangible Assets

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and goodwill is measured by comparing their net book value to the cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Long-Lived Assets

The Company's long-lived asset consists of an intangible asset with an indefinite useful life which is the brand trademark. At September 30, 2010, the Company had approximately $2,658,254 of trademark, accounting for approximately 53% of the Company's total assets. According to ASC 350-30-35-18, the subsequent measurement of an intangible asset with an indefinite useful life which is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assets shall be combined in a single unit in test for impairment until its useful life is determined to be no longer indefinite. The Company reviews its indefinite useful life intangible assets for impairment annually to determine whether events and circumstances continue to support the indefinite useful life and the fair value with its carrying amount. If and when an intangible asset is determined to no longer have an indefinite useful life, the asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The impairment test consists of a comparison of the fair value of the intangible assets with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

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