Form 10-K/A
period 2010-09-30
ASIARIM CORP
filed 2011-07-13
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
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
References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
EXPLANATORY NOTE

This Amendment No. 3 to Asiarim Corporation's (the "Company", "Asiarim") annual report on Form 10-K for the year ended September 30, 2010 is being made principally in respond to the comments letter, dated June 1, 2011, issued by SEC.

This Form 10-K/A No. 3 made the amendment 3 to clarify the disclosures of intangible assets on the balance sheet on page F-3, Note to Consolidated Financial Statements, Note 3, page F-9 Intangible Assets and Long-lived Assets and Note 8 page F-19. No other information included in the Form 10K, Form 10K/A No.1 and Form 10K/A No.2 is amended hereby.

For convenience and ease of reference, the Company is filing the annual report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of January 11, 2011, March 17, 2011 and May 20, 2011, the filing date of the original Annual Report Form 10-K and the following amendments respectively. Except as stated herein, this Form 10-K/A No. 3 does not reflect events or transactions occurring after such filing date or modify or update those disclosure in the Annual Report that may have affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby.

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

Asiarim Corporation
a Nevada corporation
Date: July 13, 2011	/s/ Ben van Wijhe
---------------------------------------
Ben van Wijhe
Principal Executive Officer
Date: July 13, 2011	/s/ HO Te Hwai
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

------------------------------------
New York, NY	Albert Wong & Co., LLP
January 24, 2011	Certified Public Accountants

ASIARIM CORPORATION CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 AND 2009 (Stated in US Dollars)
	Note	2010	2009

ASSETS
Current assets:
Cash and cash equivalents		142,617	7,388
Accounts receivables		37,525	40,779
Due from a related party	7	-	29,855
Inventory - resalable goods		-	5,455
Total Current Assets		180,142	83,477

Long term assets:
Intangible assets - Brand	8	2,658,254	-
Intangible assets - Business Network	8	2,148,000	-
		4,806,254	-

Total assets		4,986,396	83,477

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable		359,216	50,256
Other payable	5	1,071,474	31,067
Accrued expenses		275,288	10,432
Amount due to shareholders	6	1,403,547	-
Amount due to former subsidiary		3,715	-
Amount due to directors	7	611,289	24,922
Total current liabilities		3,724,529	116,677

Non-current liabilities:
Amount due to a director	7	-	31,000

Total liabilities		3,724,529	147,677

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 29,535,000 (2009: 11,020,000) shares issued and outstanding
	4	29,535	11,020
Additional paid up capital	4	2,294,175	9,180
Comprehensive income		91,744	-
Accumulated deficits		(1,148,302)	(55,043)
Non-controlling interests		(5,285)	(29,357)
Total stockholders' equity / (deficit)		1,261,867	(64,200)

Total liabilities and stockholders' equity		4,986,396	83,477

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

Intangible Assets

Intangible assets that are acquired by the Group are stated in the balance sheet at cost less accumulated amortization (where the estimated useful life is finite) and impairment losses. The useful lives of other intangible assets are assessed to be either finite or indefinite.

(a) Finite Lives Assets

Intangible assets with finite lives are amortized over the useful economic lives and assessed for impairment whenever there is an indication that the intangible assets may be impaired. The amortization period and method for an intangible asset with a finite useful life are reviewed annually. The amortization of the intangible assets with finite lives is recorded in other operating expenses. At the balance sheet date, the Company's Intangible asset is the souring and distribution network arising from the joint venture with Ascenda which is amortized on a straight-line basis over the estimated useful lives of 5 years period.

(b) Other Indefinite Long-Lived Assets

The Company's indefinite long-lived asset consists of an intangible asset with an indefinite useful life of which is the brand trademark. As at September 30, 2010, the Company had approximately $2,658,254 of trademark, accounted for approximately 53% of the Company's total assets. According to ASC 350-30-35-18, the subsequent measurement of an intangible asset with an indefinite useful life which is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assets shall be combined in a single unit in test for impairment until its useful life is determined to be no longer indefinite. The Company reviews its indefinite useful life intangible assets for impairment annually to determine whether events and circumstances continue to support the indefinite useful life and the fair value with its carrying amount. If and when an intangible asset is determined to no longer have an indefinite useful life, the asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The impairment test consists of a comparison of the fair value of the intangible assets with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

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

8. ACQUISITION OF SUBSIDIARY COMPANIES
i) Intangible assets - Business Network arising on setting up Commodore Asia JV

As announced in a Form 8K filed on July 8, 2010, on July 1, 2010, the Company entered into an agreement with Ascenda Corporation ("Ascenda") to set up Commodore Asia JV to be engaged in the business of design, sourcing, development, procurement, trade financing and product support for certain computer and mobile (smart) phone products and other products, from time to time, under the "Commodore" brand name. Pursuant to the agreement, Ascenda received 2,685,000 shares in the Company for the services it provides to the joint venture company. Ascenda shall receive additional 2,685,000 shares in the Company provided certain sales targets are achieved in the next 2 years. Ascenda shall further have the right to sell its 49% in the JV Company to the Company for 2,685,000 shares in the Company within 3 years commencing from the date of the closing of the agreement provided that the business plans and milestones have been achieved.

The issuance of shares to Ascenda was to acquire the sourcing expertise in Asia, electronic manufacturing and industry knowledge and network in Asia, and electronics distribution knowledge and network in North America and Asia. The purchase price allocation for the consideration of $2,148,000 for the issuance of the 2,685,000 shares in the Company was allocated to Intangible Assets - Business Network arising from Commodore Asia JV. This intangible asset is amortized on a straight line basis over the estimated useful lives of 5 years period.

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