Form 10-Q/A
period 2010-12-31
ASIARIM CORP
filed 2011-07-13
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q/A
Amendment No.1

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

References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
DEFINITIONS AND CONVENTIONS

This Amendment No. 1 to Asiarim Corporation's Form 10Q for the three months ended December 31, 2010 ("Form 10Q") is being made principally in response to the comments letter dated June 1, 2011 issued by the SEC.

This Form 10 - Q/A No. 1 makes the amendment to clarify the disclosures of Intangible Assets and to record the amortization of intangible assets of $107,400 for the three months ended December 31, 2010. No other information included in the Form 10Q is amended hereby.

For convenience and ease of reference, the Company is filing the Form 10Q in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendement is as of February 18, 2011, the filing date of the original Form 10Q. Except as stated herein, the Form 10-Q No. 1 does not reflect events or transactions occurring after such filing date or modified or update those disclosures in the original Form 10Q that may have affected by events or transactions occurring subsequent to such filing date. No information in the Form 10Q other than as set forth above is amended hereby.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - December 31, 2010 (Unaudited)	5

	Consolidated Statements of Operations - For The Three Months Ended December 31, 2010 and 2009 (Unaudited)	6

	Consolidated Statements of Stockholders' Equity - For The Three Months Ended December 31, 2010 (Unaudited)	7

	Consolidated Statements of Cash Flows - For The Three Months ended December, 2010 and 2009 (Unaudited)	8

	Notes to Consolidated Financial Statements	9-29

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30-38

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	39

Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	40

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3	Defaults Upon Senior Securities	40

Item 4	(Removed and Reserved)	40

Item 5	Other Matters	40

Item 6.	Exhibits	41

SIGNATURES		42

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

PART I - FINANCIAL INFORMATION

ASIARIM CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2010 AND SEPTEMBER 30, 2010
(UNAUDITED)
(Stated in US Dollars)
	Note	December 31	September 30
		2010	2010
		(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents		66,172	142,617
Accounts receivables		30,586	37,525
Other deposit		11,400	-
Inventory - resalable goods		1,165	-
Total Current Assets		109,323	180,142
Long term assets:
Intangible asset - Brand	8	2,658,254	2,658,254
Intangible asset - Business Network	8	2,040,600	2,148,000
		4,698,854	4,806,254

Total assets		4,808,177	4,986,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable		376,068	359,216
Other payable	5	1,119,935	1,071,474
Accrued expenses		301,727	275,288
Amount due to shareholders	6	1,399,725	1,403,547
Amount due to former subsidiary		3,077	3,715
Amount due to directors	7	744,665	611,289
Total current liabilities		3,945,197	3,724,529
Total liabilities		3,945,197	3,724,529
Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 29,535,000 (2010: 29,535,000) shares
issued and outstanding	4	29,535	29,535
Additional paid up capital	4	2,294,175	2,294,175
Comprehensive income		155,079	91,744
Accumulated deficits		(1,592,582)	(1,148,302)
Non-controlling interests		(23,227)	(5,285)
Total stockholders' equity		862,980	1,261,867

Total liabilities and stockholders' equity		4,808,177	4,986,396

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)
		Three Months Period Ended December 31
	Note	2010	2009

Net Revenues		-	9,412
Cost of Revenues		-	8,431
Gross Profits		-	981

Other General and Administrative Expenses		(441,346)	(33,991)

Loss from Operations		(441,346)	(33,010)

Other (Income) / Expenses:
Other Income		(6,500)	-
Interests Income		(1,985)	-
Interests Expenses		29,361	-

Net Loss before Minority Interests		(462,222)	(33,010)

Non-Controlling Interest - Minority Interests		17,942	13,442

Net Loss		(444,280)	(19,568)
Weighted Average Basic and Diluted Shares		29,535,000	11,020,000

Loss Per Share Basic and Diluted		$(0.01)	$(0.00)

*	Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities.

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)
(Stated in US Dollars)
	Common stock Shares	Common stock Amount	Additional paid-in capital	Accumulated Deficits	Compre- hensive income	Non-controlling interests	Total stockholder' equity/ (deficit)
		US$	US$	US$	US$	US$	US$
Balance at September 30, 2007	11,000,000	11,000	9,000	(16,317)	-	-	3,683
Issuance of shares for services at $0.01 per share	20,000	-	200	-	-	-	200
Net profit	-	-	-	7,364	-	-	7,364
At September 30, 2008	11,020,000	11,000	9,200	(8,953)	-	-	11,247

Reclassification	-	20	(20)	-	-	-	-
Net loss	-	-	-	(46,090)	-	-	(46,090)
Non-controlling interest	-	-	-	-	-	(29,357)	(29,357)
At September 30, 2009	11,020,000	11,020	9,180	(55,043)	-	(29,357)	(64,200)

Issuance of shares for services at $0.001 per share	310,000	310	-	-	-	-	310
Issuance of shares for acquired subsidiary	15,520,000	15,520	139,680	-	-	-	155,200
Issuance of shares for acquired subsidiary	2,685,000	2,685	2,145,315	-	-	-	2,148,000
Comprehensive income	-	-	-	-	91,744	-	91,744
Net loss	-	-	-	(1,093,259)	-	-	(1,093,259)
Acquisition of Commodore Asia Ltd & elimination	-	-	-	-	-	42,805	42,805
Non-controlling interest	-	-	-	-	-	(18,733)	(18,733)
At September 30, 2010	29,535,000	29,535	2,294,175	(1,148,302)	91,744	(5,285)	1,261,867

Comprehensive income	-	-	-	-	63,335	-	63,335
Net loss	-	-	-	(444,280)	-	-	(444,280)
Non-controlling interest	-	-	-	-	-	(17,942)	(17,942)
At December 31, 2010	29,535,000	29,535	2,294,175	(1,592,582)	155,079	(23,227)	862,980

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)
		Three Months Ended December 31
	Notes	2010	2009

Cash Flows from Operating Activities:
Net Loss		(444,280)	(19,568)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of intangible asset on Business Network		107,400	-
Non-controlling interest - Minority interest		(17,942)	(13,442)
Changes in Assets and Liabilities:			-
Decrease / (Increase) in Accounts Receivable		6,939	(3,042)
Increase in Due from a Related Party		-	(600)
Increase in Inventory - Resalable goods		(1,165)	(682)
Increase in Other Deposit		(11,400)	-
Increase in Accounts Payable		16,852	-
Increase in Accrued Expenses		26,439	10,000
Increase / (Decrease) in Other Payable		48,461	(20,200)
Increase in Due to Directors		133,376	52,856
Decrease in Due to Related Parties		(3,822)	-
Decrease in Due to Former Subsidiary		(638)	-
Net Cash (Used in) / Provided by Operating Activities		(139,780)	5,322

Cash Flows from Investing Activities:
Cash outflow from acquisition of subsidiaries		-	-
Cash outflow from deemed disposal of subsidiary		-	-
		-	-
Cash Flows from Financing Activities:		-	-

Net (Decrease) / Increase in Cash		(139,780)	5,322
Effect of exchange rate changes on cash and cash equivalents		63,335	-
Cash - Beginning of Year		142,617	7,388
Cash - End of Year		66,172	12,710

Supplemental Disclosures of Cash Flow
Interest Paid		29,361	-
Income Taxes Paid		-	-

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

For the three months ended December 31, 2010, the Company has generated operation loss of $444,280 and has incurred an accumulated deficit $1,592,582. As of December 31, 2010, its current liabilities exceed its current assets by $3,835,874, which may not be sufficient to pay for the operating expenses in the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company ' s ability to continue as a going concern.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)
(Stated in US Dollars)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Intangible Assets (continued)
(b) Other Indefinite Long-Lived Assets

The Company's indefinite long-lived asset consists of an intangible asset with an indefinite useful life of which is the brand trademark. As at December 31, 2010, the Company had approximately $2,658,254 of trademark, accounted for approximately 55% of the Company's total assets. According to ASC 350-30-35-18, the subsequent measurement of an intangible asset with an indefinite useful life which is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assets shall be combined in a single unit in test for impairment until its useful life is determined to be no longer indefinite. The Company reviews its indefinite useful life intangible assets for impairment annually to determine whether events and circumstances continue to support the indefinite useful life and the fair value with its carrying amount. If and when an intangible asset is determined to no longer have an indefinite useful life, the asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The impairment test consists of a comparison of the fair value of the intangible assets with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

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
Business Combination
The purchase price of Commodore Licensing and Commodore Electronics was allocated as follows:
US$
Other receivables	416,112
Bank	(19,454)
Due to related parties	(418,740)
Due to an affiliated company	(29,852)
Due to a director	(370,983)
Trade payables	(300,220)
Other payables	(354,250)
Accrued liabilities	(185,170)
Due from group company	1,440,000
Minority interest	(42,799)
Intangible Asset - Brand Trademark	1,460,556
1,595,200

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)
(Stated in US Dollars)
8. ACQUISITION OF SUBSIDIARY COMPANIES (Continued)
The purchase price of C= Holdings was allocated as follows:
US$
Trade and other creditors	(45,360)
Intangible Asset - Brand Trademark	1,197,360
Cash consideration paid	1,152,000

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
(Stated in US Dollars)
8. ACQUISITION OF SUBSIDIARY COMPANIES (Continued)
ASIARIM CORPORATION
UNAUDITED PRO-FORMA CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009
US$
ASSETS

Current assets:
Inventory - resalable goods	5,455
Other receivable	486,746
Intangible Asset - Brand Trademark	2,644,474
3,136,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payable	380,328
Other payable	862,677
Accrued expenses	195,602
Bank overdraft	12,066
Amount due to shareholders	1,138,740
Amount due to directors	395,905
Total current liabilities	2,985,318

Non-current liabilities:
Amount due to a director	31,000

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 26,540,000 (2008: 11,020,000) shares issued and outstanding
26,540
Additional paid up capital	148,860
Accumulated deficit	(55,043)
Total stockholders' equity	120,357
Total liabilities and stockholders' equity	3,136,675

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

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)
(Stated in US Dollars)
9. INCOME TAX

No provision was made for income tax for the three months ended December 31, 2010 and for the year ended September 30, 2010 as the Company and its subsidiary had operating losses. For the three months ended December 31, 2010 and year ended September 30, 2010, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $444,280 and $33,010, respectively. Total net operating losses carried forward at December 31, 2010, (i) for Federal and State purposes were $567,465 and $567,465, respectively and (ii) for its entities outside of the United States were $1,025,117 for the period ended December 31, 2010. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2010 was approximately $305,608 of which $85,120 was for US federal income tax and $75,015 was for Hong Kong income tax and $145,473 was for Netherlands income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

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

Segment information about these businesses is presented below.

For the 3 months period ended	Consulting Service		Computer Trading		Brand Operation		Consolidated
Dec 31, 2010 and 2009	--------------------------------		--------------------------------		--------------------------------		--------------------------------
	2010	2009	2010	2009	2010	2009	2010	2009
	-------------	-------------	-------------	-------------	-------------	-------------	-------------	-------------
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	-	-	-	9,412	-	-	-	9,412
	--------	--------	--------	-------	--------	-------	---------	----------
Segment Results	-	-	(126,074)	(12,461)	-	-	(126,074)	(12,461)
	--------	--------	--------	-------	--------	-------	---------	----------
Unallocated corporate income							0	0
Unallocated corporate expenses							(297,330)	(7,107)
							----------	---------
Loss from operations							(423,404)	(19,568)
Finance costs							(20,876)	-
							----------	---------
Loss for the period							(444,280)	(19,568)
							======	======

As of Dec 31 2010 and 2009							Dec 31, 2010	Dec 31, 2009
ASSETS							US$	US$
Segment assets	-	19,445	2,072,351	60,968	2,658,254	-	4,730,605	80,413
Unallocated corporate assets							77,572	12,710
							----------	---------
Consolidated total assets							4,808,177	93,123
							======	======
LIABILITIES
Segment liabilities	-	-	3,842,694	18,323	-	-	3,842,694	18,323
Unallocated corporate liabilities							79,276	129,211
							----------	---------
Consolidated total liabilities							3,921,970	147,534
							======	======
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

OPERATING EXPENSES

For the three months period ended December 31, 2010, we had recorded no gross profit and our total operating expenses were $441,346, all of which were selling, general and administrative expenses except for $107,400 of amortization of intangible assets on business network, We also had $29,361 in interest expenses, $1,985 in interest income, $6,500 in other income,and loss attributable to non controlling interest of $17,942. Our net loss to our shareholders for the three months period ended December 31, 2010 was $444,280. This is in comparison for same three months period ended December 31, 2009, our gross profit was $981 and our total operating expenses were $33,991, all of which were selling, general and administrative expenses, and loss attributable to non-controlling interest of $13,442. Our net loss to our shareholders for the three months period ended December 31, 2009 was $19,568. The increase in our administration expenses for the current three months period compared to the corresponding period was mainly due to the Europe salary expenses of $98,037, Europe office rental expense of $18,136, corporate salary expenses of $95,244, marketing support expenses of $30,323, and other administration expenses of $92,206.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended September 30, 2010 regarding concerns about our ability to continue as a going concern. During the quarter ended December 31, 2010 the Company had recorded no revenues and incurred a net loss of $444,280; and an accumulated net loss of $1,592,582 for the period from June 15, 2007 (inception) to December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding customers and/ or entering into new profitable businesses. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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