Form 10-Q/A
period 2011-03-31
ASIARIM CORP
filed 2011-07-13
CIK 1415813

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

References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
DEFINITIONS AND CONVENTIONS

This Amendment No. 1 to Asiarim Corporation's Form 10Q for the three months ended March 31, 2011 ("Form 10Q") is being made principally in response to the comments letter dated June 1, 2011 issued by the SEC.

This Form 10 - Q/A No. 1 makes the amendment to clarify the disclosures of Intangible Assets and to record the amortization of intangible assets of $107,400 for the three months ended March 31, 2011. No other information included in the Form 10Q is amended hereby.

For convenience and ease of reference, the Company is filing the Form 10Q in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of May 19, 2011, the filing date of the original Form 10Q. Except as stated herein, the Form 10-Q No. 1 does not reflect events or transactions occurring after such filing date or modified or update those disclosures in the original Form 10Q that may have affected by events or transactions occurring subsequent to such filing date. No information in the Form 10Q other than as set forth above is amended hereby.

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

PART I - FINANCIAL INFORMATION

ASIARIM CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2011 AND SEPTEMBER 30, 2010
(UNAUDITED)
	Note	March 31	September 30
		2011	2010
		(unaudited)	(audited)
		US$	US$

ASSETS
Current assets:
Cash and cash equivalents		10,078	142,617
Accounts receivables		35,827	37,525
Other deposit		11,592	-
Inventory - resalable goods		1,165	-
Total Current Assets		58,662	180,142

Long term assets:
Intangible asset - Brand		2,658,254	2,658,254
Intangible asset - Business Network		1,933,200	2,148,000
		4,591,454	4,806,254

Total assets		4,650,116	4,986,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable		429,628	359,216
Other payable	5	1,403,087	1,071,474
Accrued expenses		335,862	275,288
Amount due to shareholders	6	1,520,482	1,403,547
Amount due to former subsidiary		4,960	3,715
Amount due to directors	7	872,994	611,289
Total current liabilities		4,567,013	3,724,529

Total liabilities		4,567,013	3,724,529

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 29,535,000 (2010: 29,535,000) shares
issued and outstanding	4	29,535	29,535

Additional paid up capital	4	2,294,175	2,294,175
Comprehensive income		(43,538)	91,744
Accumulated deficits		(2,149,929)	(1,148,302)
Non-controlling interests		(47,340)	(5,285)
Total stockholders' equity		83,103	1,261,867

Total liabilities and stockholders' equity		4,650,116	4,986,396

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	US$	US$	US$	US$

Net Revenues	198	200	198	9,612
Cost of Revenues	-	260	-	8,691
Gross Profits	198	(60)	198	921

Other General and Administrative Expenses	558,696	649,846	1,000,042	683,837
Loss from Operations	(558,498)	(649,906)	(999,844)	(682,916)

Other Income /(Expenses)
Other income	(6,500)	-	(13,000)	-
Interests income	(2,088)	-	(4,073)	-
Interests expenses	31,350	23,030	60,711	23,030
Net Loss before minority interest	(581,260)	(672,936)	(1,043,482)	(705,946)
Minority interest	24,113	-	42,055	13,442
Net Loss	(557,147)	(672,936)	(1,001,427)	(692,504)

Weighted Average Basic and Diluted Shares Outstanding*	29,535,000	13,026,889	29,535,000	12,012,418

Loss Per Share - basic and diluted (US$)	(0.00)	(0.00)	(0.00)	(0.00)
*	Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities.

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)
	Common stock Shares	Common stock Amount	Additional paid-in capital	Accumulated Deficits	Compre- hensive income	Non-controlling interests	Total stockholder's equity/ (deficit)
		US$	US$	US$	US$	US$	US$
Balance at September 30, 2008	11,020,000	11,000	9,200	(8,953)	-	-	11,247

Reclassification	-	20	(20)	-	-	-	-
Net loss	-	-	-	(46,090)	-	-	(46,090)
Non-controlling interest	-	-	-	-	-	(29,357)	(29,357)
At September 30, 2009	11,020,000	11,020	9,180	(55,043)	-	(29,357)	(64,200)

Issuance of shares for services at $0.001 per share	310,000	310	-	-	-	-	310
Issuance of shares for acquired subsidiary	18,205,000	18,205	2,284,995	-	-	-	2,163,200
Comprehensive income	-	-	-	-	91,744	-	91,744
Net loss	-	-	-	(1,093,259)	-	-	(1,093,259)
Acquisition of Commodore Asia Ltd & elimination	-	-	-	-	-	42,805	42,805
Non-controlling interest	-	-	-	-	-	(18,733)	(18,733)
At September 30, 2010	29,535,000	29,535	2,294,175	(1,148,302)	91,744	(5,285)	1,261,867

Comprehensive income	-	-	-	-	63,335	-	63,335
Net loss	-	-	-	(444,280)	-	-	(444,280)
Non-controlling interest	-	-	-	-	-	(17,942)	(17,942)
At December 31, 2010	29,535,000	29,535	2,294,175	(1,592,582)	155,079	(23,227)	862,980

Comprehensive income	-	-	-	-	(198,617)	-	(198,617)
Net loss	-	-	-	(557,147)	-	-	(557,147)
Non-controlling interest	-	-	-	-	-	(24,113)	(24,113)
At March 31, 2011	29,535,000	29,535	2,294,175	(2,149,729)	(43,538)	(47,340)	83,103

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)
		Six Months Ended March 31
		2011	2010
	Notes	US$	US$

Cash Flows from Operating Activities:
Net Loss		(1,001,427)	(692,504)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of intangible asset - Business Network		214,800	-
Common stock issuance for services		-	310
Non-controlling interest - Minority interest		(42,055)	29,357

Changes in Assets and Liabilities:
Decrease / (Increase) in Accounts Receivable		1,698	(413,741)
Decrease in Due from a Related Party		-	29,855
Increase in Inventory - Resalable goods		(1,165)	(870)
Increase in Other Deposit		(11,592)	(1,350)
Increase in Accounts Payable		70,412	247,593
Increase in Accrued Expenses		60,574	229,925
Increase in Other Payable		331,611	509,070
Increase in Due to Directors		261,705	442,265
Increase in Due to Related Parties		116,936	1,863,212
Increase in Due to Former Subsidiary		1,245	-

Net Cash Provided by Operating Activities		2,742	2,243,122

Cash Flows from Investing Activities:
Payment consideration for acquisition of subsidiaries		-	(2,611,454)
Shares issuance for acquisition of subsidiaries		-	110,200
		-	(2,501,254)
Cash Flows from Financing Activities:		-	-

Net Increase / (Decrease) in Cash		2,742	(258,132)
Effect of exchange rate changes on cash and cash equivalents		(135,281)	242,911
Cash - Beginning of Year		142,617	7,388
Cash - End of Year		10,078	(7,833)

Supplemental Disclosures of Cash Flow
Interest Paid		60,711	23,030
Income Taxes Paid		-	-

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

For the three months ended March 31, 2011, the Company has generated operation loss of $557,147 and has incurred an accumulated deficit $2,149,729. As of March 31, 2011, its current liabilities exceed its current assets by $4,508,351, which may not be sufficient to pay for the operating expenses in the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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

(a) Finite Lives Assets

Intangible assets with finite lives are amortized over the useful economic lives and assessed for impairment whenever there is an indication that the intangible assets may be impaired. The amortization period and method for an intangible asset with a finite useful life are reviewed annually. The amortization of the intangible assets with finite lives is recorded in other operating expenses. At the balance sheet date, the Company's Intangible asset is the souring and distribution network arising from the joint venture with Ascenda which is amortized on a straight-line basis over the estimated useful lives of 5 years period

(b) Other Indefinite Long-Lived Assets

The Company's indefinite long-lived asset consists of an intangible asset with an indefinite useful life of which is the brand trademark. As at March 31, 2011, the Company had approximately $2,658,254 of trademark, accounted for approximately 57% of the Company's total assets. According to ASC 350-30-35-18, the subsequent measurement of an intangible asset with an indefinite useful life which is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assets shall be combined in a single unit in test for impairment until its useful life is determined to be no longer indefinite. The Company reviews its indefinite useful life intangible assets for impairment annually to determine whether events and circumstances continue to support the indefinite useful life and the fair value with its carrying amount. If and when an intangible asset is determined to no longer have an indefinite useful life, the asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The impairment test consists of a comparison of the fair value of the intangible assets with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

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

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8. INCOME TAX

No provision was made for income tax for the six months ended March 31, 2011 and for the year ended September 30, 2010 as the Company and its subsidiary had operating losses. For the six months ended March 31, 2011 and year ended September 30, 2010, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $1,001,427 and $1,093,259, respectively. Total net operating losses carried forward at March 31, 2011, (i) for Federal and State purposes were $691,990 and $691,990, respectively and (ii) for its entities outside of the United States were $1,457,739 for the period ended March 31, 2011. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of March 31, 2011 was approximately $409,257 of which $103,799 was for US federal income tax and $121,487 was for Hong Kong income tax and $183,971 was for Netherlands income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

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

Segment information about these businesses is presented below.
For the 3 months period ended	Consulting Service		Computer Trading		Brand Operation		Consolidated
Mar 31, 2011 and 2010	----------------		-------------------		-----------------		----------------------
	2011	2010	2011	2010	2011	2010	2011	2010
	--------	--------	--------	-------	--------	-------	---------	----------
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	-	-	-	200	198	-	198-	200
	--------	--------	--------	-------	--------	-------	---------	----------
Segment Results	-	-	(132,498)	(60)	-	-	(132,300)	(60)
	--------	--------	--------	-------	--------	-------	---------	----------
Unallocated corporate income							8,588	-
Unallocated corporate expenses							(402,085)	(649,846)
							----------	---------
Loss from operations							(525.797)	(649,846)
Finance costs							(31,350)	(23,030)
							----------	---------
Loss for the period							(557,147)	(672,936)
							======	======

As of Mar 31 2011 and 2010							Mar 31, 2011	Mar 31, 2010
ASSETS							US$	US$
Segment assets	-	8,774	1,970,192	1,867,627	2,658,254	1,152,000	4,628,446	3,028,401
Unallocated corporate assets							21,670	1,350
							----------	---------
Consolidated total assets							4,650,116	3,029,751
							======	======
LIABILITIES
Segment liabilities	-	-	4,178,850	1,602,070	-	444,360	4,178,850	2,046,430
Unallocated corporate liabilities							340,824	1,357,247
							----------	---------
Consolidated total liabilities							4,519,674	3,403,677
							======	======
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

OPERATING EXPENSES

For the three months period ended March 31, 2011, our gross profit was $198 and our total operating expenses were $558,696, all of which were selling, general and administrative expenses except for $107,400 of amortization of intangible assets on business network. We also had $31,350 in interest expenses, $2,088 in interest income, $6,500 in other income, and loss attributable to non controlling interest of $24,113. Our net loss to our shareholders for the three months period ended March 31, 2011 was $557,147. This is in comparison for same three months period ended March 31, 2010, our gross loss was $60 and our total operating expenses were $649,846, all of which were selling, general and administrative expenses, and $23,030 in interest expenses. Our net loss to our shareholders for the three months period ended March 31, 2010 was $672,936.

For the six months period ended March 31, 2011, our gross profit was $198 and our total operating expenses were $1,000,042, all of which were selling, general and administrative expenses except for $214,800 of amortization of intangible assets on business network. We also had $60,711 in interest expenses, $4,073 in interest income, $13,000 in other income, and loss attributable to non controlling interest of $42,055. Our net loss to our shareholders for the six months period ended March 31, 2011 was $1,001,427. This is in comparison for same six months period ended March 31, 2010, our gross profit was $921 and our total operating expenses were $683,837, all of which were selling, general and administrative expenses, $23,030 in interest expenses and loss attributable to non-controlling interest of $13,442. Our net loss to our shareholders for the six months period ended March 31, 2010 was $692,504.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended September 30, 2010 regarding concerns about our ability to continue as a going concern. During the quarter ended March 31, 2011 the Company had realized revenues of $198 and incurred a net loss of $557,147; and an accumulated net loss of $2,149,729. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company is seeking to expand its revenue base by adding customers and/ or entering into new profitable businesses. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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