Form 10-Q
period 2011-06-30
ASIARIM CORP
filed 2011-08-22
CIK 1415813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-147187

ASIARIM CORPORATION
(Name of registrant as specified in its charter)

NEVADA	83-050089
(State or other jurisdiction ofincorporation of organization)	(I.R.S. Employer Identification No.)

50 West Liberty Street, Suite 880
Reno, Nevada 89501
(Address of principal executive offices)

(702) 446-0237
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  29,535,000 shares of common stock are issued and outstanding as of August 22, 2011.

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

References to "Commodore Europe" means Commodore Europe B.V.

References to "Commodore Licensing" means Commodore Licensing B.V.

References to "C= Holdings" means C= Holdings B.V.

References to "Reunite" means Reunite Investments Inc.

References to "SEC" means the United States Securities and Exchange Commission

References to "Company", "Asiarim", "we", "our", “Group” means Asiarim Corporation and include, unless the context requires or indicate otherwise, the operation of its subsidiaries (all hereinafter defined).

References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.

References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.

INDEX
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - June 30, 2011 (Unaudited)	5

	Consolidated Statements of Operations - For The Three Months and Nine Months Ended June 30, 2011 and 2010 (Unaudited)	6

	Consolidated Statements of Stockholders' Equity - For The Three Months Ended June 30, 2011 (Unaudited)	7

	Consolidated Statements of Cash Flows - For The Nine Months ended June 30, 2011 and 2010 (Unaudited)	8

	Notes to Consolidated Financial Statements	9-26

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-36

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	37

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	38

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3	Defaults Upon Senior Securities	38

Item 4	(Removed and Reserved)	38

Item 5	Other Matters	38

Item 6.	Exhibits	39

SIGNATURES		40

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Asiarim Corporation and its subsidiaries. “SEC” refers to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION
ASIARIM CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2011 AND SEPTEMBER 30, 2010
(UNAUDITED)

		June 30	September 30
		2011	2010
		(unaudited)	(audited)
	Note	US$	US$

ASSETS
Current assets:
Cash and cash equivalents		2,804	142,617
Accounts receivables		1,373	37,525
Other deposit		1,092	-
Total Current assets		5,269	180,142

Long term assets:
Commodore trade name and trademarks	8	2,658,254	2,658,254
Intangible Assets – Business Network Ascenda	8	1,825,800	2,148,000
		4,484,054	4,806,254

Total assets		4,489,323	4,986,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdraft		18,925	-
Accounts payable		486,893	359,216
Other payable	5	2,048,060	1,071,474
Accrued expenses		415,726	275,288
Amount due to shareholders	6	1,600,655	1,403,547
Amount due to former subsidiary		5,506	3,715
Amount due to (former) directors	7	1,023,340	611,289
Total current liabilities		5,599,105	3,724,529

Total liabilities		5,599,105	3,724,529

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 29,535,000 (2010: 29,535,000) shares issued and outstanding	4	29,535	29,535
Additional paid up capital	4	2,294,175	2,294,175
Comprehensive income		(108,205)	91,744
Accumulated deficits		(3,246,229)	(1,148,302)
Non-controlling interests		(79,058)	(5,285)
Total stockholders' equity		(1,109,782)	1,261,867

Total liabilities and stockholders' equity		4,489,323	4,986,396

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	US$	US$	US$	US$
Net Revenues	5,630	200	5,828	9,612
Cost of Revenues	-	260	-	8,691
Gross Profits	5,630	(60)	5,828	921
Other General and Administrative Expenses	986,303	649,846	1,986,345	683,837
Loss from Operations	(980,673)	(649,906)	(1,980,517)	(682,916)
Other (Income) / Expense
Other income	(6,500)	-	(19,500)	-
Interests expenses	148,975	23,030	205,613	23,030
Net Loss before minority interest	(1,123,148)	(672,936)	(2,186,130)	(705,946)

Minority interest	(26,648)	-	(68,703)	(13,442)
Net Loss	(1,096,500	(672,936)	(2,097,927)	(692,504)

Weighted Average Basic and Diluted Shares Outstanding*	29,535,000	13,026,889	29,535,000	12,012,418

Loss Per Share - basic and diluted (US$)	(0.04)	(0.05)	(0.07)	(0.06)

*	Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities.

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

	Common stock Shares	Common stock Amount	Additional paid-in capital	Accumulated Deficits	Compre- hensive income	Non-controlling interests	Total stockholder’s equity/ (deficit)
		US$	US$	US$	US$	US$	US$
Balance at September 30, 2008	11,020,000	11,000	9,200	(8,953)	-	-	11,247

Reclassification	-	20	(20)	-	-	-	-
Net loss	-	-	-	(46,090)	-	-	(46,090)
Non-controlling interest	-	-	-	-	-	(29,357)	(29,357)
At September 30, 2009	11,020,000	11,020	9,180	(55,043)	-	(29,357)	(64,200)

Issuance of shares for services at $0.001 per share	310,000	310	-	-	-	-	310
Issuance of shares for acquired subsidiary	18,205,000	18,205	2,284,995	-	-	-	2,163,200
Comprehensive income	-	-	-	-	91,744	-	91,744
Net loss	-	-	-	(1,093,259)	-	-	(1,093,259)
Acquisition of Commodore Asia Ltd & elimination	-	-	-	-	-	42,805	42,805
Non-controlling interest	-	-	-	-	-	(18,733)	(18,733)
At September 30, 2010	29,535,000	29,535	2,294,175	(1,148,302)	91,744	(5,285)	1,261,867

Comprehensive income	-	-	-	-	63,335	-	63,335
Net loss	-	-	-	(444,280)	-	-	(444,280)
Non-controlling interest	-	-	-	-	-	(17,942)	(17,942)
At December 31, 2010	29,535,000	29,535	2,294,175	(1,592,582)	155,079	(23,227)	862,980

Comprehensive income	-	-	-	-	(198,617)	-	(198,617)
Net loss	-	-	-	(557,147)	-	-	(557,147)
Non-controlling interests	-	-	-	-	-	(24,113)	(24,113)
At March 31, 2011	29,535,000	29,535	2,294,175	(2,149,729)	(43,538)	(47,113)	83,103

Comprehensive income	-	-	-	-	(64,667)	-	(64,667)
Net loss	-	-	-	(1,096,500)	-	-	(1,096,500)
Non-controlling interest	-	-	-	-	-	(31,945)	(31,945)
At June 30, 2011	29,535,000	29,535	2,294,175	(3,246,229)	(108,205)	(79,058)	(1,109,782)

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

		Nine Months Ended June 30
		2011	2010
	Notes	US$	US$

Cash flows from operating activities:
Net loss		(2,097,927)	(874,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Commodore trade name and trademarks		-	(2,657,916)
Intangible Assets – Business Network Ascenda		322,200	-
Non-controlling interest - Minority interest		(73,773)	29,357

Changes in assets and liabilities:
Decrease / (increase) in accounts receivable		36,152	(428,820)
Decrease / (increase) in debts from a related party		-	29,855
Decrease / (increase) in deposits		(1,092)	-
Decrease / (increase) in inventory – resalable goods		-	(610)
(Decrease) / increase in accounts payable		127,677	(312,013)
(Decrease) / increase in other payable		(976,586)	(914,418)
(Decrease) / increase in accrued expenses		140,438	193,900
(Decrease) / increase in due to shareholders		197,108	1,351,020
(Decrease) / increase in due to (former) directors		412,051	451,457
(Decrease) / increase in due to former subsidiary		1,791	-
Net cash provided by operating activities		41,211	(679,485)

Cash Flows from Investing activities:
Common stock issuance for acquisition subsidiaries		-	155,510

Cash flows from investing activities:		-	155,510

Net increase / (decrease) in cash:		41,211	(523,975)
Effect of exchange rate changes on cash and cash equivalents		(199,949)	518,885
Cash and bank overdraft, beginning of the year		142,617	7,388
Cash and bank overdraft, ending this period		(16,121)	2,298

Supplemental Disclosures of Cash Flow
Interest Paid		205,613	23,030
Income Taxes Paid		-	-

See accompanying notes to the consolidated financial statements

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Asiarim Corporation (the "Company") is a Nevada corporation incorporated on June 15, 2007. The Company’s planned principal operations have commenced. The Company was no longer a development stage enterprise in accordance with the Accounting Standards Codification ASC 915 “Development Stage Entity”. The Company's registered offices are currently located in Reno, Nevada, United States of America. The principal places of business of the Company’s subsidiaries are located in Oldenzaal (The Netherlands), in Hong Kong and in Shanghai (China). The Company is an investment holding company with limited liability. The principal business activities of the subsidiaries of the Company are licensing the ‘Commodore’ trade name and trademark designs to affiliated and third parties, as well as facilitating and supporting the sales and distribution of computer, telecom, gaming, multimedia products and devices to be marketed under the ‘Commodore’ brand name by third parties.

The Company and its subsidiaries is herein collectively referred to as the “Group”.

2. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Group's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Group has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Group as a going concern is dependent upon the ability of the Group to obtain necessary equity or capital financing to continue operations and the attainment of profitable operations. The management will seek to raise funds from strategic investors and or the shareholders.

For the three months ended June 30, 2011, the Group has generated a net loss of $1,096,500 and has incurred an accumulated deficit $3,246,229.  As of June 30, 2011, its current liabilities exceed its current assets by $5,593,836, which may not be sufficient to pay for the operating expenses in the next 12 months. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Group be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Group' s ability to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2010. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2010 included in the Company’s Form 10-K filed with the SEC.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full year.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation
These consolidated financial statements for the period ended June 30, 2011 include the financial statements of the Company, its direct wholly-owned subsidiaries Commodore Asia Electronics Limited, Commodore Gaming Limited, Commodore North America Inc. and Asiarim UK Limited, its indirect wholly-owned subsidiaries Commodore Licensing B.V., C= Holdings B.V. and Commodore Europe B.V., as well as its 51% interests in Commodore Asia Limited.

The results of subsidiaries acquired or sold during the year, if any, are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively. All significant inter-company transactions and balances have been eliminated on consolidation.

The Company’s subsidiaries and affiliated companies and their principal activities as of June 30, 2011 are summarized as follows:

Company Name	Place of Incorporation of Organization	Attributable Equity Interest	Principal Activities

Commodore Asia Electronics Limited (“Commodore Electronics”)	Hong Kong	100%	Management and Investment Holding

C=Holdings B.V. (“C= Holdings”)	Netherlands	100%	Brand Holding

Commodore Licensing B.V. (“Commodore Licensing”)	Netherlands	100%	Brand Licensing

Commodore Europe B.V. (“Commodore Europe”)	Netherlands	100%	Inactive

Commodore Asia Limited (“Commodore Asia JV”)	Hong Kong	51%	Product Design, Sourcing & support

Commodore Gaming Limited	Hong Kong	100%	Inactive

Commodore North America Inc.	USA	100%	Inactive

Asiarim UK Limited	UK	100%	Investment Holding

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

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Net Income (Loss) Per Share
The Group computes net income (loss) per share in accordance with Accounting Standards Codification ASC 260 “Earnings Per Share” formerly SFAS No. 128. "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per Share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Fair Value Measurements and Disclosures
ASC 820 “Fair Value Measurements and Disclosures” codified SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. ASC 820 applies to all entities, transactions, and instruments that require or permit fair value measurements, with specific exceptions and qualifications. The Group is required to disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate are carrying values of such amounts.

Cash and Cash Equivalents
The Group considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

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

(a)  Finite Lives Assets
Intangible assets with finite lives are amortized over the useful economic lives and assessed for impairment whenever there is an indication that the intangible assets may be impaired. The amortization period and method for an intangible asset with a finite useful life are reviewed annually. The amortization of the intangible assets with finite lives is recorded in other operating expenses. At the balance sheet date, the Company’s Intangible asset is the souring and distribution network arising from the joint venture with Ascenda (“Business Network Ascenda”) which was acquired at a cost of $2,148,000 and is amortized on a straight-line basis over the estimated useful lives of a 5 years period.

(b)  Other Indefinite Long-Lived Assets
The Company's indefinite long-lived asset consists of an intangible asset with an indefinite useful life, which are the ‘Commodore’ trade name and trademark designs. As at June 30, 2011, the Company had approximately $2,658,254 of trademark, accounted for approximately 57% of the Company's total assets. According to ASC 350-30-35-18, the subsequent measurement of an intangible asset with an indefinite useful life which is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assets shall be combined in a single unit in test for impairment until its useful life is determined to be no longer indefinite. The Company reviews its indefinite useful life intangible assets for impairment annually to determine whether events and circumstances continue to support the indefinite useful life and the fair value with its carrying amount. If and when an intangible asset is determined to no longer have an indefinite useful life, the asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The impairment test consists of a comparison of the fair value of the intangible assets with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Tax
The Group accounts for income taxes under ASC 740 “Income Taxes” which codified SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Group will not realize tax assets through future operations.

Revenue Recognition
The Group recognizes its revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements " ("SAB 104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Group's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

Stock-based Compensation
ASC 718 “Compensation – Stock Compensation” codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Group should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Group accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity – Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Issuance of Shares for Service
The Group accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Employees’ Benefits and Pension Obligations
Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes ("MPF schemes") pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Hong Kong subsidiary company to the MPF schemes were respectively $1,681 and $1,641 for the nine months period ended June 30, 2011 and 2010.

Segmented Reporting
The Group operates in two reportable segments. FASB ASC 280-10 (SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s operations segments include ‘Trademark Licensing’ and ‘Trading Support’ of computers and other products to be marketed under the ‘Commodore’ trademarks.

Foreign Currency Translation
The Group's functional and reporting currency is the United States dollar (“US$” or “$”). The accounts of the Company's Hong Kong and China subsidiaries are maintained in the Hong Kong dollars (“HKD”) and Chinese Renminbi (“RMB”) respectively. The accounts of the Company’s Netherlands subsidiaries are maintained in Euro (“EUR”). The accounts of the Company’s United Kingdom subsidiary are maintained in Pound Sterling (“GBP”). Such financial statements are translated into US$ in accordance with ASC 830 “Foreign Currency Translation” which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of June 30, 2011, the comprehensive income was $108,205 (September 30, 2010: $91,744).

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Pronouncements

Recently Implemented Standards
ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by non-governmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC-registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Group has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Group’s references to GAAP authoritative guidance but did not impact the Group’s financial position or results of operations.

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Group implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Group’s financial position or results of operations.

ASC 944, Financial Services – Insurance (“ASC 944”) contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company’s method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management’s policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Group does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Group’s results of operations or financial position.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Group implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Group’s financial position or results of operations; however it will likely have an impact on the Group’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of non-controlling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that non-controlling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the non-controlling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Group implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to the Group’s financial position or results of operations.

ASC 825, Financial Instruments (“ASC 825”) includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November 15, 2007. The Group does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Group’s results of operations or financial position.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly included under Statement of Financial Accounting Standards No. 157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company’s use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

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

The Group applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The difference between the carrying amounts and fair values of those financial instruments held upon initial adoption, on January 1, 2008, was recognized as a cumulative effect adjustment to the opening balance of retained earnings and was not material to the Group’s financial position or results of operations. The Group implemented the guidance related to orderly transactions under current market conditions as of April 1, 2009, which also was not material to the Group’s financial position or results of operations.

In August 2009, the FASB issued ASC Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Group does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Standards

In September 2009, the FASB issued ASC Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Group does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force).” (“ASC Update No. 2009-13). This updates set forth the guidance on the existing multiple-element arrangement currently in FASB Topic 605-25 (Revenue Recognition – Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Group does not expect that the implementation of ASU No. 2009-13 will have a material effect on its financial statements.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Group does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Standards (Continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Group does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. The Update would affect all entities that are required to make disclosures about recurring and nonrecurring fair value measurements. The Board concluded that users will benefit from improved disclosures in this Update and that the benefits of the increased transparency in financial reporting will outweigh the costs of complying with the new requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 31, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact this update will have on our financial statements.

In January 2010,  the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification™, originally issued as FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Standards (Continued)

In December 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update for improvements to financial reporting by enterprises involved with Variable Interest Entities. The subsections clarify the application of the General Subsections to certain legal entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support [FIN 46(R), paragraph 1, sequence 55.1] or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics: [FIN 46(R), paragraph 1, sequence 55.2:

a. The power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity’s economic performance [FIN 46(R), paragraph 1, sequence 55.2.1];

b. The obligation to absorb the expected losses of the legal entity [FIN 46(R), paragraph 1, sequence 55.2.2];

c. The right to receive the expected residual returns of the legal entity. [FIN 46(R), paragraph 1, sequence 55.2.3].

The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The adoption of this update to improving the financial reporting by enterprises involved with Variable Interest Entities, as codified in ASC 810, did not have any impact on the Group’s financial statements.

In December 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets. The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 166, Accounting for Transfers of Financial Assets. The adoption of this update did not have any impact on the Group’s financial statements.

The FASB has issued FASB Accounting Standards Update (ASU) No. 2010-22, Accounting for Various Topics. ASU 2010-22 amends various SEC paragraphs in the FASB Accounting Standards Codification TM (Codification) based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 , which amends or rescinds portions of certain SAB topics. Specifically, SAB 112 was issued to bring existing SEC guidance into conformity with: Codification Topic 805, Business Combinations (originally issued as FASB Statement No. 141 (Revised December 2007), Business Combinations); and Codification Topic 810, Consolidation (originally issued as FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements).

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This amendment affects any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the ASU 2010-29 will not have material impact to the financial statements of the Group.

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

On July 1, 2010 the Company issued 2,685,000 shares of the Company to Ascenda Corporation for the participation in the joint venture company to be engaged in the business of design, sourcing, procurement, trade finance and product support for certain computer and mobile (smart) phone products, from time to time, to be marketed under the ‘Commodore’ brand name.

5. OTHER PAYABLES

	June 30 2011	September 30 2010
	(Unaudited)	(Audited)
Description:	US$	US$

Payroll taxes payable	713,062	156,573
Social security premiums payable	41,591	29,848
Reco Beheer BV (i)	144,530	136,480
Willhemus Maria Ebben (ii)	420,024	374,178
Jan Hoogstrate (iii)	420,024	374,178
Other amounts due to various parties	308,829	217
	2,048,060	1,071,474

(i)  The amount due to Reco Beheer B.V. is payable on demand, bears no interests and secured against the shares of Commodore Licensing. Refer to Note 10(i).

(ii)  The amount due to Wilhelmus Maria Ebben is payable on demand, bears interests at 8% per annum and secured against the shares of Commodore Licensing and C= Holdings. Refer to Note 10 (ii) and Note 10 (iii).

(iii)  The amount due to Jan Hoogstrate is payable on demand, bears interests at 8% per annum, and secured against the shares of Commodore Licensing and C= Holdings. Refer to Note 10 (ii) and Note 10 (iii).

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.  AMOUNT DUE TO SHAREHOLDERS

	June 30 2011	September 30 2010
	(Unaudited)	(Audited)
Name:	US$	US$

Reunite Investments Inc. (i)	608,893	582,003
Due to former executive (ii)	330,000	340,000
Due to an executive officer (iii)	661,762	481,544
	1,600,655	1,403,547

The above related parties are all shareholders of the Company.

(i)  The amount due to Reunite Investments Inc. is secured against certain pledges of the Company‘s subsidiaries as set out in Note 10.

(ii)  On January 6, 2010 the Company entered into a compensation agreement with a former representative of Commodore Licensing, namely SP by Design, Inc. for previous costs incurred in developing the market.  Under the agreement, the Company shall pay a total compensation of $350,000 which shall be paid as to $75,000 on or before March 1, 2010 $75,000 on or before May 1, 2010 and $200,000 by July 1, 2010 and issuance of 250,000 Common Stock in the Company. During the course of business commencing on January 6, 2010 until June 30, 2011, the Company paid $30,000.

(iii)  The amount due to Mr. Eugène van Os, currently the Company’s Treasurer, Chief Financial Officer and Secretary, is unsecured, bears interests at 8% per annum and is payable on demand.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. RELATED PARTY TRANSACTIONS

As of June 30, 2011 and September 30, 2010, the amounts due to (former) directors were $1,023,340 and $611,289 respectively. The amounts due to (former) directors of $1,023,340 as at June 30, 2011 are i) unsecured, ii) non-interest bearing except for approximately $295,000 bearing 8% interests, and iii) payable on demand. The amounts due to (former) directors of $611,289 as at September 30, 2010 are i) unsecured, ii) non-interest bearing except for approximately $265,000 bearing 8% interests, and iii) payable on demand, except for $31,000 which was payable on December 31, 2010. For the three and nine months ended June 30, 2011 the Group recorded an interest payable of respectively $5,876 and $16,521 on the amounts due to (former) directors (for the year ended September 30, 2010: $11,290).

During the three and nine months periods ended June 30, 2011 and the year ended September 30, 2010, the Group had the following transactions with related parties:
a	Mr. Te Hwai Ho, a former director and the former Treasurer, Chief Financial Officer and Secretary of the Company received $6,000 for the year ended September 30, 2010;
b
Mr. Ben van Wijhe, a former director and the former President, Chief Executive Officer and Chairman of the Company, is entitled to receive a total remuneration of approximately $93,000 and $279,000 for his services to the Group for the three months and nine months periods ended June 30, 2011, and $246,375 for the year ended September 30, 2010. He agreed to accrue his remuneration until the Company receives sufficient funding for its operations; and

c
The Company recorded interests expense of $5,664 and $16,667 respectively for the three months and nine months periods ended June 30, 2011 and $11,290 for the year ended September 30, 2010 relating to amounts due to a Director.

In January 2010, a former director and the former President, Chief Executive Officer and Chairman, Mr. Ben van Wijhe received 3,673,333 shares of the Company pursuant to the Participation Agreement and in June 2010, Mr. Van Wijhe received a further 1,500,000 shares under the Addendum Participation Agreement. For further details of this transaction, refer to Note 4 and Note 10 (iv).

In January 2010, Mr. Eugène van Os, currently the Company’s Treasurer, Chief Financial Officer and Secretary, received 3,673,333 shares of the Company pursuant to the Participation Agreement and in June 2010, Mr. Van Os received a further 1,500,000 shares under the Addendum Participation Agreement. For further details of this transaction, refer to Note 4 and Note 10 (iv). Immediately upon the receipt of the aforementioned shares, Mr. Van Os decided to transfer 1,150,000 of these shares to his family and friends.

As announced in our Current Report on Form 8-K filed on July 8, 2010, on July 1, 2010, the Company issued 2,685,000 shares of the Company to Ascenda Corporation, a company owned by our former director, Mr. Donald Ruan. For further details of this transaction, refer to Note 4 and Note 10 (v).

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAX

No provision was made for income tax for the nine months ended June 30, 2011 and for the year ended September 30, 2010 as the Group had operating losses. For the nine months ended June 30, 2011 and year ended September 30, 2010, the Group incurred net operating losses for tax purposes of approximately $2,166,630 and $1,093,259, respectively. Total net operating losses carried forward at June 30, 2011, (i) for Federal and State purposes were approximately $900,000 and $450,000 respectively and (ii) for its entities outside of the United States were approximately $2,000,000 for the period ended June 30, 2011. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Group’s net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.

There was no significant difference between reportable income tax and statutory income tax.  The gross deferred tax asset balance as of June 30, 2011 was approximately $550,000 of which $135,000 was for U.S. federal income tax and $215,000 was for Hong Kong income tax and $200,000 was for Dutch income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States, Hong Kong and Dutch statutory rates and the Group’s provision for income taxes is as follows:

June 30, 2011

United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
Provision for income tax	-

Hong Kong statutory rate	16.5%
Valuation allowance – Hong Kong Rate	(16.5%)
Provision for income tax	-

Netherlands statutory rate	25.5%
Valuation allowance – Netherlands Rate	(25.5%)
Provision for income tax	-

The Group did not have any interest and penalty provided or recognized in the income statements for the nine months ended June 30, 2011 and year ended September 30, 2010 or balance sheet as of June 30, 2011 and September 30, 2010. The Group did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Group’s 2007, 2008 and 2009 U.S. Corporation Income Tax Return are to be filed and subject to U.S. Internal Revenue Service examination and the Group’s, 2008/2009 and 2009/2010 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination. The Group’s 2009 China Corporate Income Tax are subject to China State Administration of Taxation examination. The Group’s 2009 Dutch Corporation Tax Returns filing are subject to the examination of the Belastingdienst (Dutch Tax and Customs Administration).

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.  SEGMENT REPORTING

Business Segments

For management purposes, the Group currently organized into two operating units – ‘Trademark Licensing’ and ‘Trading Support’. Turnover represents the net amounts received and receivable for goods sold or services provided by the Group during the period. These units are the basis on which the Group reports its primary segment information.

Segment information about these businesses is presented below.

For the 9 months periods ended June 30, 2011 and 2010	Trading Support		Trademark Licensing		Consolidated
	2011	2010	2011	2010	2011	2010
	US$	US$	US$	US$	US$	US$

Turnover	—	269	5,828	—	5,828	269
Segment Results	(150,995)	9	(825,456)	(391,152)	(976,451)	(391,143)
Unallocated corporate income					19,500	—
Unallocated corporate expenses					(1,004,066)	(445,644)
Loss from operations					(1,961,017)	(836,787)
Finance costs					(205,613)	(50,814)
Loss for the period					(2,166,630)	(887,601)

					June 30,	June 30,
As of June 30, 2011 and 2010					2011	2010
ASSETS					US$	US$
Segment assets	1,825,800	1,930,319	2,659,627	1,197,360	4,485,427	3,132,679
Unallocated corporate assets					3,896	3,199
Consolidated total assets					4,489,323	3,135,878
LIABILITIES
Segment liabilities	11,350	-	2,424,873	1,983,952	2,436,223	1,983,952
Unallocated corporate liabilities					3,162,882	1,386,533
Consolidated total liabilities					5,599,105	3,370,485

Geographical Segments

The Group's customers are principally located in Hong Kong, PRC and the United States of America.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. COMMITMENTS

i)	The Company is committed to issue 200,000 shares of Common Stock to Reco Beheer B.V. or its nominee in relation to the funding of EUR 100,000 to the Company.

ii)
The Company is committed to pledge the shares of Commodore Licensing as security for the proper repayment of various loans in the principal amounts of totally EUR 300,000 plus interest charges thereon. On June 30, 2011 these obligations of the Company amounted to approximately $455,000.

iii)
As announced in our Current Report on Form 8-K filed on August 3, 2011, the Company entered into a Restated Terms Sheet with Euro American S.A. regarding the intended acquisition of the exclusive worldwide rights to a revolutionary and unique video compression technology. See Note 11 (ii). The Group has pledged to sell the shares of C= Holdings to certain stakeholders in the event that the aforementioned transaction could not be effectuated.

iv)
Pursuant to the Addendum to the Participation Agreement (“APA”) as announced in our Current Report on Form 8-K filed on July 6, 2010, the Company shall issue additional shares in the Company to each of the parties in the APA, such that their interests in the Company shall not be less than 14% after the raising of the $3,000,000.

v)
As announced in our Current Report on Form 8-K filed on July 8, 2010, on July 1, 2010, the Company entered into a conditional agreement with Ascenda Corporation (“Ascenda”), beneficiary shareholder of the Company, to set up a joint venture company (“JV Company”) to be engaged in the business of design, sourcing, development, procurement, trade financing and product support for certain computer and mobile (smart) phone products and other products, from time to time, under the ‘Commodore’ brand name. Pursuant to the agreement, Ascenda received 2,685,000 shares in the Company for the services it provides to the joint venture company. Ascenda shall receive additional 2,685,000 shares in the Company provided certain sales targets are achieved in the next 2 years. Ascenda shall further have the right to sell its 49% in the JV Company to the Company for 2,685,000 shares in the Company within 3 years commencing from the date of the closing of the agreement provided that the business plans and milestones have been achieved.

ASIARIM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.   SUBSEQUENT EVENTS

i)
Subsequent to this period end and as announced in our Current Report on Form 8-K filed on July 28, 2011, on July 21, 2011, Messrs. Te Hwai Ho (“Mr. Ho”) and Mr. Donald S.Y. Ruan (“Mr. Ruan”) resigned as directors of the Company. As announced in our Current Report on Form 8-K filed on August 3, 2011, on July 23, 2011, Mr. Ben van Wijhe (“Mr. Van Wijhe”) resigned as director, President, Chief Executive Officer and Chairman of the Company. There were no disagreements by and between Mr. Ho, Mr. Ruan and Mr. Van Wijhe and the Company on any matter relating to the operations, policies or practices of the Company. Consequently, the Director Agreements with Mr. Ho, Mr. Ruan and Mr. Van Wijhe terminated on July 21, 2011, July 21, 2011 and July 23, 2011 respectively.

On July 23, 2011, Dr. Joannes C. M. Hovers (“Dr. Hovers”) was appointed as the sole director of the Company to fill the vacancy created by the resignation of Mr. Van Wijhe. In addition, Dr. Hovers was elected to the offices of Chairman, President and Chief Executive Officer of the Company. Dr. Hovers shall serve the Company as the Chairman, President and Chief Executive Officer of the Company for a term of one year, subject to his earlier termination or removal.

Dr. Hovers, age 68, was the former President and Chief Executive Officer of Stork N.V. as well as of OCE N.V., both Dutch stock listed corporations, during the years from 1989 to 1998 and in 1999 respectively. Since 1999, he has been engaged as an independent board consultant. Dr. Hovers served as a member of the Supervisory Board of De Nederlandsche Bank, the Dutch Central Bank, and Randstad Holding N.V. He is currently Chairman of the Supervisory Boards of respectively C1000 N.V., Royal Ten Cate N.V., SMEVA B.V., Plieger B.V. and Teleconnect, Inc. he is also a member of the Supervisory Board of Randstad Holding Netherlands B.V. Dr. Hovers holds a Ph.D. Econometrics from Tilburg University in The Netherlands.

On July 30, 2011, Mr. Eugene van Os (“Mr. Van Os”), age 45, was elected to the offices of Treasurer, Chief Financial Officer and Secretary of the Company. Mr. Van Os shall serve as Treasurer, Chief Financial Officer and Secretary of the Company for a term of one year, subject to his earlier resignation or removal. Mr. Van Os was elected the Treasurer, Chief Financial Officer and Secretary of the Company to fill the vacancies created by the resignation of Mr. Ho on July 21, 2011. Prior to his election, since October 1, 2008, Mr. Van Os was the managing director of Commodore Licensing. He was managing director of SupportPlus Europe B.V. during the course of business from 1999 to 2008. Mr. Van Os is also a director of J. van Os Holding B.V., Oshold Nederland B.V. and Hayden Group Limited. Mr. Van Os a Bachelor Degree in Business Economics from Hogeschool Windesheim in The Netherlands.

ii)
Subsequent to this period end and as announced in our Current Report on Form 8-K filed on August 3, 2011, on July, 22, 2011, the Company entered into a Restated Terms Sheet with Euro American S.A. regarding the intended acquisition of the exclusive and worldwide rights to a unique patented video compression technology, as previously announced by the Company in its Current Report on Form 8-K filed on May 26, 2011.

Pursuant to the Restated Terms Sheet the Company will acquire a subsidiary that posseses the exclusive worldwide rights to use a unique patented video compression technology, This video compression technology based on wavelet algorithms is able to dramatically reduce any type of video content of live stream including those already pre-compressed with CODEC without loss of video quality. In addition, the Restated Terms Sheet contemplates that the Company will amend its Articles of Incorporation and Bylaws in order to increase its authorized share capital and to change its corporate name and registered office to better reflect the Company’s future corporate structure. The aforementioned amendments of the Company’s Articles of Incorporation have been approved by a majority vote of approximately 76.76% of all shareholders as earlier announced on Schedule 14C filed on August 18, 2011.

The Restated Terms Sheet provides that the proposed transactions may be terminated by providing notice to the other party. In addition, the Restated Terms Sheet provides that if the intended transactions have not been completed by August 5, 2011, the obligations of each party with respect to the intended transactions will terminate. However, the parties are still preparing for the closing of all intended transactions until further notice.

iii)
The Group has evaluated all other subsequent events through August 22, 2011, the date these consolidated financial statements were issued, and determined that there were no other additional subsequent events or transactions that require recognition or disclosures in the financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the "Company", "we", "our" or "us" refer to Asiarim Corporation, unless the context otherwise indicates. The “Group” refers to the Company and its subsidiaries.

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

Forward-looking information may be included in this Current Quarterly Report or may be incorporated by reference from other documents filed with the U.S. Securities and Exchange Commission (the "SEC") by us. You can find many of these statements by looking for words including, for example, "believes", "expects", "anticipates", "estimates" or similar expressions in this Current Quarterly Report or in documents incorporated by reference in this Current Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

Overview

Asiarim Corporation, a Nevada corporation, was formed on June 15, 2007. The Company's registered offices are currently located in Reno, Nevada, United States of America. The principal places of business of the Company’s subsidiaries are located in Oldenzaal (The Netherlands), in Hong Kong and in Shanghai (China). The Company is an investment holding company with limited liability.

Business Overview

The subsidiaries of the Company are focusing on (i) licensing the ‘Commodore’ trade name and trademark designs to affiliated and third parties and (ii) facilitating and supporting the sales and distribution of consumer electronics and computer hardware products exclusively; as the Company completed the acquisition of the 100% interests in the brand ‘Commodore’ and, the European and Asian marketing and distribution operation, through a series of transactions summarized below.

Commodore - Brand and Worldwide Distribution

As announced in our Current Report on Form 8-K filed on July 8, 2010, the Company entered into a conditional agreement with Ascenda to set up a joint venture company to be engaged in the business of design, sourcing, development, procurement, trade financing and product support for certain computer and mobile (smart) phone products and other products, from time to time, under the ‘Commodore’ brand name. Ascenda is an experienced consumer electronics and IT sourcing company in China and they have extensive distribution channels in the U.S. markets, providing experienced (sales) management and consultancy support to (potential) distributors or licensees of the Group.

On January 5, 2009 the Company entered into a joint venture agreement with Commodore Licensing, then a subsidiary of Reunite to form a 50/50 joint venture company then named Commodore Electronics to facilitate the manufacturing and distribution of computer products under the brand name of ‘Commodore’ for the territories of Asia and Africa. Under the terms of the joint venture agreement and exclusive trademark license agreement, Commodore Licensing will contribute the exclusive license brand to Asia and Africa for a period of 5 years plus an automatic extension of a further 5 years, and the Company will contribute up to a maximum of $7 million. Commodore Licensing shall also have the right to exchange its 50% interests in the joint venture for 50% interests in the Company, subject to the joint venture company achieving certain sales conditions. The joint venture company shall be responsible for providing sourcing and developing of new products for Commodore Licensing and its affiliates worldwide, and the marketing and distributing of ‘Commodore’ branded products in Asia and Africa. The Group commenced purchasing and sale of samples of ‘Commodore’ products at the ended of March 31, 2009 and commenced commercial sales operation for its consumer electronics in May 2009.

On January 6, 2010, the Company closed the Participation Agreement to acquire the 49% interests in C= Holdings which held the ‘Commodore’ brand, 100% interests in Commodore Licensing which held rights for making use of the ‘Commodore’ brand and the 50% interests in Commodore Electronics which held remaining interests of our Asian operation for a combined total cash consideration of up to EUR 2,000,000 and the issuance of total 11,020,000 shares of the Company. In June 30, 2010, the Company issued an additional 4,500,000 shares through an Addendum to the Participation Agreement, thereby effectively issuing a total of 15,520,000 shares as part of the consideration to acquire the above interests.  After the acquisitions, the worldwide operation of marketing and distribution of the brand ‘Commodore’ was under the Company.

In February 2010, the Company entered into an agreement to acquire the other 51% of C= Holdings for EUR 300,000. After the acquisition, the Company owned 100% ownership rights for the ‘Commodore’ brand and this brand ownership provides future business growth to the Group.  At the date hereof, the Company still has not made any payment in respect of these acquisitions and will need to raise funds to pay off the payment obligations to its stakeholders.

The above acquisitions to (i) own the world wide marketing and distribution of the ‘Commodore’ brand and (ii) the 100% ownership of the brand will enable the Group to fully exploit the potential of the ‘Commodore’ brand in the consumer electronics industry and offers a platform for the Group for future growth. However, the above acquisitions were acquired by extended credit arrangement and financing from stakeholders of the Company, the Group has pledged the acquired shares to the third parties as security.  The secured positions of these are summarized in Note 10 to the financial statements as set out in this Form 10-Q.

At the date of this report the Company has not made any payments to the third party financiers as the Company still needs to raise funds to pay these payment obligations in the Group to retain the rights to the use of the operational rights and the 100% interests in the brand ownership.

Design and Sourcing Partner

During the prior fiscal year, the Group refocused its efforts to work with a new manufacturing and sourcing partner, Ascenda. As announced in our Current Report on Form 8-K filed on July 8, 2010, on July 1, 2010, the Company entered into a conditional agreement with Ascenda to set up a joint venture company, which was Commodore Asia JV, to be engaged in the business of design, sourcing, development, procurement, trade financing and product support for certain computer and mobile (smart) phone products and other products, from time to time, under the ‘Commodore’ brand name. Pursuant to the agreement, Ascenda received 2,685,000 shares in the Company for the services it provides to the joint venture company. Ascenda shall receive additional 2,685,000 shares in the Company provided certain sales targets are achieved in the next 2 years. Ascenda shall further have the right to sell its 49% in the Commodore Asia JV to the Company for 2,685,000 shares in the Company within 3 years commencing from the date of the closing of the agreement provided that the business plans and milestones have been achieved. The Company provided an initial working capital to the Commodore Asia JV of $150.000 to start the operations, that resulted in the development of certain products presented at the CES in January 2011.

History

Commodore was a pioneer in the computer industry. The Commodore C64 was one of the most popular computer models of its time. From 1982 to 1994, more than 17 million units of the Commodore C64 were sold.

The trade name ‘Commodore’ can be dated back to 1954 and is one of the oldest and most well respected names in the consumer electronics and computer industry.

The essence of the ‘Commodore’ brand is personalization. Back in the 1970s and 1980s Commodore was the first to offer ordinary people computers that they could adapt to their own individual needs and preferences.  They could modify graphic interface, create their own music, write their own programs, and play the video games they wanted whenever they chose. Hardware, software, and content could be modified and managed by the user as they wished. Commodore’s revolutionary technology inspired users to share their knowledge and content with others. This Commodore heritage continues today.

Strategy

In the past Commodore was a front runner and successful in growing its business because it was offering ultimate experience in gaming and application programs as a differentiator to other products companies. It became a cult brand, still appealing to a huge user group and passionate fans.  We want to reactivate and unite this group and leverage on their knowledge, experience and network, to get them exited about Commodore again, its style, its culture, its vision and legacy. This requires a clear direction and message to this target group that would reunite them and adopt the Company marketing strategy and vision, providing supporting tools and initiating user groups and hosting special events for Commodore fans and followers.

Commodore is an unique, independent brand company, leverage on the past and gaining the confidence and trust of its fans and followers to create a different online culture supported by an attractive and feature rich product line. We will offer our products at a affordable price for the masses – not for the classes. The profit margins of the mainstream hardware products will be as low as possible. The added value will come from the bundled applications and services through the online platform portal CommodoreWorld.

Business Segment and Development

Our business will be divided into 3 segments: ‘Hardware Products’, ‘Gaming Applications & Media Content’ and ‘Brand Licensing’.

Our review of our 3 business segments for the nine months period to June 30, 2011 are as follows:

PRODUCTS – Consumer Electronics

For the nine months period ended June 30, 2011, we did not record any revenue in the Hardware Products business segment. We are disappointed by these sales results as the Group faced many challenges due to limited financial and human resources. However we are confidentially optimistic that we will re-gain some of our consumer base once we have resolved our financial resources and are able to have distributed our products in retail outlets.

Our efforts now are to maximize these interests into sales opportunities. Going forward, the Group will try to arrange for third party financing to be in place before establishing sales support networks in the U.S., Europe and in China required for the launch our products. At the date of this report, the Company is still working on fund raising and accordingly, the sales support networks are expected to be launched after we have arranged the financial support and resources.

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

Global Sales Business – This will involve establishing regional distributors to handle all sales and service for selected territory. This will be a simplest model of a trading activity. Our main efforts will be on product design and management and cost effective manufacturing.

We are working towards selecting the above businesses models, subject to available resources to the Group.

The following is a more detail description of our consumer electronics business.

Our Products

The Group’s consumer electronics business consists of designing, sourcing, marketing, sales and distribution of a variety of multimedia and computer products under the ‘Commodore’ brand. These products which can be found on our website at www.commodorecorp.com and www.commodoreworld.com include:

*	Tablets;
*	Netbooks;
*	Notebook;
*	Desktops; and
*	Smart phones.

We believe we possess an advantage over our competitors due to the combination of:
*	recognition of the ‘Commodore’ brand; and
*	our sourcing expertise and vendor relations through our partner Ascenda.

Our core business consists of licensing, and facilitating and supporting the sales, distribution and marketing of various moderately priced multi-media consumer electronic products in various categories. A substantial portion of our marketing and sales efforts are concentrated in North America and Europe initially and then to the Asia Pacific and Africa. We have representative offices in Los Angeles, Oldenzaal (The Netherlands), Hong Kong, Taipei and Shanghai.

Marketing and Sales

We will have marketed and distributed our products primarily through:
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

Warranties

Our distributors and licensees offer limited warranties for the consumer electronics products. Such warranties typically consist of a one year manufacturing defects for computers and netbooks under the condition that the manufacturer will provide spare parts to fix, or offer a new or similar unit in exchange for a non-performing unit, depending on the circumstances.

GAMING & MEDIA CONTENTS

Gaming

In 2010, the Group formulated a gaming strategy to capitalize on the heritage of Commodore games. During the nine months period under review, there was no revenue generated from gaming. Commodore has access to over 5,000 games in its library accumulated over the years. In the past Commodore published a large number of games under its own label, whereby another part of those games have, in its current format and code, become free ware and/or the rights are (co)owned by third party developers, all under the ‘Commodore’ label.  Commodore was the first pioneer in computer gaming creating a great fan base of gamers still playing our games in various countries worldwide.

Today (online & mobile) gaming is a vital driver for users on the internet for gaming and social networking, and to mobile entertainment in the coming future. It is our intention to roll out our own Gaming Portal or in conjunction with our partners in the coming year.

Our strategy is to integrate our existing game database with new technology such as movement sensor software application for enhanced customer experience, as well launch new gaming titles under Commodore label in collaboration with strategic partners in Asia, Europe and U.S.

We have entered into a cooperation agreement with Aibelieve Co. Ltd in Taiwan for advanced sensor movement software applications for all types of third party games as well development of the historical Commodore games using this technology. This enables customers to play our games using their (smart)phones as a remote controller or joystick for enhanced user experience using movement game features. This cooperation resulted into an overwhelming interest of customers during the CES show in Las Vegas in January 2011, show casing this technology on our smart phones under the Commodore label as well third party feature phones. The bundled product offering was showed with our operational online gaming platform and separate game controllers branded under Commodore.

In the coming quarters we plan to implement the following, subject to the availability of sufficient resources:

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

Media Contents - commmodoreworld.com

As stated above, in line with the Commodore strategy for branded products, we will have all ‘Commodore’ products and devices link to our content portal at www.commodoreworld.com, which was launched in a beta version at the CES show in January 2011. Certain of the products will be equipped with a soft-key for a one touch linkup. Consumers will be offered services to keep and manage all their digital files, including but not limited to, online entertainment, news and personal entertainment & gaming platform. During the nine months period under review, there was no revenue generated from our ‘commodoreworld.com’-portal. We expect to commence activities in the gaming, entertainment application and other media content in second half of 2011 by setting up the servers in Asia and U.S. We shall also arrange for cooperation with content & gaming providers to offer contents on our Commodore portal for our device owners.

BRAND LICENSING

Brand licensing is an important business segment to realize the maximum brand value. In August 2010, the Company entered into a brand licensing arrangement with a third party to license Built-in Keyboard Computers under, among others, the traditional form factor of the Commodore 64. Under the license agreement, the third party is expected to pay an initial royalty of EUR 250,000 on or before December 31, 2011. The licensee started to market its range of products under the ‘Commodore’ brand in June of 2011 and the Company therefore expects increasingly royalty income during the next quarters.

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

Growth Strategy

We believe that the ‘Commodore’ trade name and trademarks are recognized in many countries. A principal component of our growth strategy is to utilize this global recognition of our brand name and our reputation for quality and cost competitive products to aggressively promote our products in these geographic territories. We believe that we will be able to compete more effectively by combining innovative approaches to our current product line and augmenting our product line with complementary products. We intend to pursue such plans either independently or through partnership with other companies as well as license arrangements, distributorship agreements and joint ventures.

Seasonality

Our distributors and licensees generally experience stronger demand from their customers for the ‘Commodore’ products in the fiscal quarters ending September and December.

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

Government Regulation

Many of our products are subject to various Federal regulations, some of which empower the Consumer Product Safety Commission (the “CPSC”) to regulate potentially hazardous products. The CPSC has the authority to exclude from the market certain articles that are found to be hazardous and can require a manufacturer to refund the purchase price of products that present a substantial product hazard. CPSC determinations are subject to court review. Similar laws exist in some states and cities in the United States. During the year ended September 30, 2010, none of our products were sanctioned by the CPSC as hazardous.

Product Liability and Insurance

We are periodically subject to product liability claims resulting from personal injuries. We may become involved in various lawsuits incidental to our business.

Currently, we do not have any product liability insurance, but we intend to arrange product liability insurance in the event that we would start selling products. In recent years, product liability insurance has become much more expensive, restrictive and difficult to obtain. Accordingly, there can be no assurance that our general product liability insurance, when arranged, will be sufficient to cover any successful product liability claims made against us in the future. However, any claims substantially in excess of our intended insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our financial condition and results of operations.

Research and Development

The Company works in conjunction with product development companies in China. The Company does not undertake any research and development at the moment.

Results of Operations

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010.

REVENUES

The Group realized revenue of $5,630 which was mainly derived from royalty fees for the three months period ended June 30, 2011 and did not incur any cost of revenue, achieving a gross profit of $5,630 for the three months period ended June 30, 2011. For the three months period ended June 30, 2010, the Group realized revenue of $269 which was mainly derived from the sale of computer products and a cost of revenue of $200 achieving a gross profit of ($60). We hope to generate additional revenue as we establish additional distributors and licensees.

The Group realized revenue of $5,828 which was mainly derived from royalty fees for the nine months period ended June 30, 2011 and did not incur any cost of revenue, achieving a gross profit of $5,828 for the nine months period ended June 30, 2011. For the nine months period ended June 30, 2010, the Group realized revenue of $9,612 which was mainly derived from the sale of computer products and a cost of revenue of $8,691 achieving a gross profit of $921.

OPERATING EXPENSES

For the three months period ended June 30, 2011, our gross profit was $5,630 and our total operating expenses were $986,303, all of which were selling, general and administrative expenses. We also had $148,975 in interest expenses, $6,500 in other income, and a gain attributable to non controlling interest of $26,648. Our net loss to our shareholders for the three months period ended June 30, 2011 was $1,096,500.  This is in comparison for same three months period ended June 30, 2010, our gross profit was ($60) and our total operating expenses were $649,906, all of which were selling, general and administrative expenses, and $23,030 in interest expenses. Our net loss to our shareholders for the three months period ended June 30, 2010 was $672,936.

For the nine months period ended June 30, 2011, our gross profit was $5,828 and our total operating expenses were $1,986,345, all of which were selling, general and administrative expenses. We also had $205,613 in interest expenses, $19,500 in other income, and a gain attributable to non controlling interest of $68,703. Our net loss to our shareholders for the nine months period ended June 30, 2011 was $2,097,927.  This is in comparison for the same nine months period ended June 30, 2010, our gross profit was $921 and our total operating expenses were $683,837, all of which were selling, general and administrative expenses, $23,030 in interest expenses and loss attributable to non-controlling interest of $13,442. Our net loss to our shareholders for the nine months period ended June 30, 2010 was $692,504.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of June 30, 2011, we had $2,804 in cash. We expect to incur a minimum of $1,100,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $300,000 in product development, $100,000 in marketing expenses, and $700,000 in general administrative expenses such as for salaries, corporate, legal and accounting fees, office overhead and general working capital.

In addition, we have debts of $5,599,105 to be settled of which $2,629,501 are due to our (former) directors, officers, shareholders and affiliates. We also have other commitments of about $1,730,000 to be paid as set out in Note 10(ii) to the financial statements. We will require to close the intended acquisition of the exclusive worldwide rights to a unique patented video compression technology or, alternatively, make appropriate arrangements with certain debt providers, in order to secure our ownership of the ‘Commodore’ trade name and trademarks designs.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended September 30, 2010 regarding concerns about our ability to continue as a going concern. During the quarter ended June 30, 2011 the Group had realized revenues of $5,630 and incurred a net loss of $1,096,500; and an accumulated net loss of $3,246,229. These factors raise substantial doubt about the Group's ability to continue as a going concern. The Group's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Group operates. The Group is pursuing financing for its operations. In addition the Group is seeking to expand its revenue base by adding customers and/ or entering into new profitable businesses. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Group depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Group to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk:

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements:

Other than as disclosed in the financial statements, the Company has no off-balance sheet obligations or guarantees.

Item 4. Controls and Procedures.

Evaluation of Controls and Procedures:

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the rules and instructions of the SEC for Form 10-Q.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Group is a party or in which any director, officer or affiliate of the Group, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Group or has a material interest adverse to the Group. The Group's property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits

2.1	Participation Agreement dated September 1, 2009 (3) (6)
2.2	Addendum to the Participation Agreement dated June 16, 2010 (3)
2.3	Participation Agreement dated July 1, 2010 (4)
2.4	Shareholders’ Agreement dated July 1, 2010 (4)
2.5	Pledge document on 51% of Commodore Holding B.V. (7)
2.6	Compensation agreement with SPbyDesign (7)
2.7	Loan agreement for Euro330,000 (7)
2.8	Pledge agreement for the rights to Benelux (7)
3.1	Articles of Incorporation (1)
3.2	Bylaw (1)
10.1	Director Agreement with Ben van Wijhe, Donald Su Yo Ruan, and Te Hwai Ho (5)
14.1	Code of Ethics (2)
31.1*
Certifications by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certifications by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL) (8)

(1)	Incorporated by reference from Registrant's Registration Statement on Form SB-2 filed on November 7, 2007.
(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 3, 2011.
(3)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 6, 2010.
(4)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 8, 2010.
(5)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on October 26, 2010.
(6)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on September 9, 2009.
(7)	Incorporated by reference from Registrant’s quarterly report on amendment no. 2 to Form 10-Q filed on January 18, 2011.
(8)	The registrant will be furnishing Exhibit 101 within 30 days of the filing date of this Form 10-Q, as permitted under the rules of the Securities and Exchange Commission.

*	Filed herewith.

In accordance with SEC Release 33-823, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Asiarim Corporation
a Nevada corporation

Date: August 22, 2011	/s/ Dr. Joannes C. M. Hovers
Dr. Joannes C.M. Hovers
Chief Executive Officer, President and Chairman (Duly Authorized Officer andPrincipal Executive Officer)

Date: August 22, 2011	/s/ Eugиne van Os
Eugиne van Os
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)