Form 10-Q
period 2021-09-30
Un Monde International Worldwide Ltd.
filed 2021-12-15
CIK 1415813

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 333-147187

ASIARIM CORP. AKA UN MONDE INTERNATIONAL WORLDWIDE LTD.

(Exact name of registrant as specified in its charter)

Nevada	83-0500896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5689 Condor Place Westagate Mall Mississauga ON Canada	L5V 2J4
(Address of principal executive offices)	(Zip Code)

+ 1-905-962-0823

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 30, 2021, there were 64,933,466 shares outstanding of the registrant’s common stock.

ASIARIM CORP. AKA UN MONDE INTERNATIONAL WORLDWIDE LTD.

FORM 10-Q

September 30, 2021

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

BALANCE SHEETS

Unaudited

	September 30,	December 31,
	2021	2020
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$12,940	$5,629
Due to related party	41,426	2,037
Total Current Liabilities	54,366	7,666
Total Liabilities	54,366	7,666

Commitment & contingencies	–	–

Stockholders' Deficit
Common stock, $0.001 par value; 90,000,000 shares authorized; 6,493,347 and 7,769,833 issued shares and outstanding, respectively.	6,494	7,770
Additional paid-in capital	2,317,216	2,315,940
Accumulated deficit	(2,378,076)	(2,331,376)
Total Stockholders' Deficit	(54,366)	(7,666)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Revenues	$–	$–	$–	$–

Operating expenses
Other professional fees	5,400	–	16,875	–
Other general & administrative expense	3,203	–	29,825	–
Total operating expenses	8,603	–	46,700	–
Loss from operations	(8,603)	–	(46,700)	–

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total Other Income (Expenses)	–	–	–	–

Net income (loss) before income taxes	(8,603)	–	(46,700)	–
Income tax expense	–	–	–	–
Net income (loss)	(8,603)	–	(46,700)	–

Net loss attributable to common stockholders	$(8,603)	$–	$(46,700)	$–

Earnings (Loss) per Share - Basic	$(0.001)	$–	$(0.006)	$–
Weighted Average Shares Outstanding - Basic	7,603,335	7,680,500	7,603,335	7,680,500
Earnings (Loss) per Share - Diluted	$(0.001)	$–	$(0.007)	$–
Weighted Average Shares Outstanding - Diluted	7,603,335	7,680,500	6,867,409	7,680,500

See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2021 and 2020

Unaudited

	Common Stock
	Shares	Par Value, $0.001	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2019	7,680,500	$7,681	$2,316,030	$(2,325,747)	$(2,037)
Net income	–	–	–	–	–
Balance, March 31, 2020	7,680,500	7,681	2,316,030	(2,325,747)	(2,037)
Net income	–	–	–	–	–
Balance, June 30, 2020	7,680,500	7,681	2,316,030	(2,325,747)	(2,037)
Net income	–	–	–	–	–
Balance September 30, 2020	7,680,500	7,681	2,316,030	(2,325,747)	(2,037)

Balance, December 31, 2020	7,769,833	$7,770	$2,315,940	$(2,331,376)	$(7,666)
Net income	–	–	–	–	–
Balance March 31, 2021	7,769,833	7,770	2,315,940	(2,331,376)	(7,666)
Net loss	–	–	–	(38,097)	(38,097)
Balance June 30, 2021	7,769,833	7,770	2,315,940	(2,369,473)	(45,763)
Share cancellation	(1,276,487)	(1,276)	1,276	–	–
Net loss	–	–	–	(8,603)	(8,603)
Balance September 30, 2021	6,493,347	$6,494	$2,317,216	$(2,378,076)	$(54,366)

See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities
Net income loss	$(46,700)	$–
Adjustment to reconcile net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	7,311	–
Net Cash Used in Operating Activities	(39,389)	–

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	39,389	–
Net Cash Provided by Financing Activities	39,389	–

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

Non-Cash Investing and Financing Activities
Common stock cancellation	$(12,765)	–

See accompanying notes to financial statements

UN MONDE INTERNATIONAL WORLDWIDE LTD

Formerly Asiarim corporation

NOTES TO FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Un Monde International Worldwide Ltd formerly known as Asiarim Corporation (the “Company”) is a corporation organized under the laws of the State of Nevada on June 15, 2007. The operations of Asiarim Corporation and its subsidiaries were abandoned by former management and a custodianship action was commenced in 2016.

On May 5, 2016, the Eighth District Court of Clark County of Nevada granted the Application for Appointment of Custodian as a result of the absence of a functioning board of directors and the revocation of the Company’s charter. The order appointed a custodian to take any Corporation actions on behalf of the Company that would further the interests of its shareholders.

On March 29, 2019, a change of control occurred with respect to the Company to better reflect its new business direction.

The Company intends to acquire private corporations that are involved in education and management services offering private, distinguished, specialized, and internationalized education to international students in schools.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to an estimated useful lives of computer equipment; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include computer equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of operations.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a) affiliates of the Company; b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue recognition

The Company adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The adoption of Topic 606 has no impact on revenue amounts recorded on the Company’s financial statements as the Company has not generate any revenues.

Income Tax Provisions

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company has net losses, accumulated deficit and a negative working capital without generating any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company has not commenced operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.

On September 9, 2021 the Company effected a one-for-ten reverse stock split of its common stock. All share and earnings per share information have been retroactively adjusted to reflect the reverse stock split was recorded with the offset to additional paid-in capital.

On July 12, 2021, the Company completed the cancellation of 1,276,488 shares of common pursuant to an Assignment of Rights agreement dated October 3, 2016 where certain shareholders have entered into with the Company to return 1,276,488 shares of common stock to the Company as treasury stock.

For the year ended December 31, 2020, the Company issued 89,334 shares at $3 per share for proceeds of $267,999. The proceeds were provided to the sole director’s and officer’s company as working capital and were recorded as a reduction to additional paid-in capital.

As of September 30, 2021, the Company has 64,933,466 shares issued and outstanding.

NOTE 5 – INCOME TAX

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 34% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets.

The Company has accumulated approximately $2,378,076 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 6 – RELATED PARTY TRANSACTION

Zhang Ci, majority shareholder, director and officer of the Company, have paid certain expenses on behalf of the Company. Such amounts are due on demand and non-interest bearing. The outstanding amount due to related parties was $41,426 and $2,037 as of September 30, 2021 and December 31, 2020, respectively.

The proceeds from the share issuance were provided to the sole director’s and officer’s company as working capital and were recorded as a reduction to additional paid-in capital (Refer to Note 4).

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no items to disclose or require adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Asiarim Corp. aka Un Monde International Worldwide Ltd. for the three and nine months ended September 30,2021 and 2020, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to Asiarim Corp. aka Un Monde International Worldwide Ltd. or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in Asiarim Corp. aka Un Monde International Worldwide Ltd.’s MD&A. Readers should not place undue reliance on any such forward-looking statements. Asiarim Corp. aka Un Monde International Worldwide Ltd. disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Asiarim Corp. aka Un Monde International Worldwide Ltd is a developmental stage company that focus on offering education and management services to private, distinguished, specialized, and internationalized education to international students in schools. We anticipate implementing our business within the next 12 months.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Three Months Ended September 30, 2021 and 2020

Revenue

For the three and nine months ended September 30, 2021 and 2020, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 were $8,603 compared to $0 for the three months ended September 30, 2020.

Operating expenses for the nine months ended September 30, 2021 were $46,700 compared to $0 for the nine months ended September 30, 2020.

Operating expenses increased in 2021 due to other professional fee and other general and administrative fees incurred for this period.

For the three months ended September 30, 2021, professional fees were $8,603, an increase of $8,603, as compared to $0 for the three months ended of September 30, 2020.

For the nine months ended September 30, 2021, professional fees were $16,875, an increase of $16,875, as compared to $0for the nine months ended September 30, 2021.

The increase is related to accounting and audit fees, consulting, legal services and SEC filing fees between the two periods.

Other Income and Expenses

For the three and nine months ended September 30, 2021 and 2020, the Company did not have any other income or expenses.

Net Income (Loss)

For the three-month ended September 30, 2021, the Company had a net loss of $8,603 compared to the three-month period ended September 30, 2020 of a net loss of $0.

For the nine-month ended September 30, 2021, the Company had a net loss of $46,700 compared to a net loss of $0 for the nine months ended September 30, 2020.

The net loss resulted from increase of operating expenses

Liquidity and Capital Resources

As of September 30, 2021, we had no cash and a working capital deficit of $54,366.

Operating Activities

Net operating loss increased $46,700 as compared to $0 at September 30, 2020 to $46,700 for period ended September 30, 2021. Accounts payable and accrued expenses increased by $12,940 from $0 at September 30, 2020 to $12,940 at September 30, 2021. The increase in accrued expenses is related to other professional fee and administration expenses.

Investing Activities

No investing activities occurred during the nine months ended September 30, 2021 and 2020.

Financing Activities

During the nine months ended September 30, 2021, the Company received advances of $41,426 from a related party for working capital purposes. During the nine-months ended September 30, 2020, the Company issued $0 common stock for cash.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in the SEC report filed. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material or legal proceeding, and, to our knowledge, none is contemplated or threatened.

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our 2019 Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2021, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 6. Exhibits

Exhibit No.	Name of Exhibit
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIARIM CORP. AKA UN MONDE INTERNATIONAL WORLDWIDE LTD.

Date: December 15, 2021	By:	/s/ Zhang Ci
	Name:	Zhang Ci
	Title:	President and Chief Executive Officer

Date: December 15, 2021	By:	/s/ Changjun Xue
	Name:	Changjun Xue
	Title:	Chief Financial Officer

