Form 10-K
period 2021-12-31
Un Monde International Worldwide Ltd.
filed 2022-08-10
CIK 1415813

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 333-147187

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

ASIARIM CORP.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

As of December 31, 2021, the Company has 6,493,346 shares of common stock issued and outstanding

ASIARIM CORP.

AKA UN MONDE INTERNATIONAL WORLDWIDE LTD.

ANNUAL REPORT ON FORM 10-K

i

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Un Monde International Worldwide Ltd.”, “we,” “us,” “our,” “our Company”.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

PART I

ITEM 1. BUSINESS

Business Overview

(a) Business Development

Un Monde International Worldwide Ltd. (the “Company”) was organized under the laws of the State of Nevada on June 15, 2007, as Asiarim Corp. The Company was a development stage company with the goal of acquire private corporations that are involved in education and management services offering private, distinguished, specialized, and internationalized education to international students in schools.

Prior to 2012, the Company engaged in the computer electronics business as it completed the acquisition of Commodore.

The former business operations of Asiarim Corp. and its subsidiaries were abandoned by former management and a custodianship action, as described in the subsequent paragraph, was commenced in 2016. The Company filed its last 10Q in 2011, this financial report included liabilities and debts. As of the date of this filing, these liabilities and debts have been addressed and the legal opinion for debt write off.

On May 5, 2016, the Eighth District Court of Clark County, Nevada granted the Application for Appointment of Custodian as a result of the absence of a functioning board of directors and the revocation of the Company’s charter. The order appointed Bryan Glass (“Mr. Glass”, the “Custodian”) custodian with the right to appoint officers and directors, negotiate and compromise debt, execute contracts, issue stock, and authorize new classes of stock.

The court awarded custodianship to Mr. Glass based on the absence of a functioning board of directors, revocation of the company’s charter, and abandonment of the business. At this time, Ms. Glass was appointed sole officer and director.

The Company was severely delinquent in filing annual reports for the Company’s charter. The last annual report was filed on September 30, 2010 in on Form 10-K. In addition, the company was subject to Exchange Act reporting requirements including filing 10Q’s and 10Ks. The Company filed its last 10Q for quarter ending June 30, 2011, and was out of compliance with Exchange Act reporting. Mr. Glass attempted to contact the Company’s officers and directors through letters, emails, and phone calls, with no success.

Mr. Glass was a shareholder in the Company and applied to the Court for an Order appointing Brian Glass as the Custodian. This application was for the purpose of reinstating the Company’s corporate charter to do business and restoring value to the Company for the benefit of the stockholders.

Mr. Glass performed the following actions in its capacity as custodian:

•	Funded any expenses of the company including paying off outstanding liabilities
•	Brought the Company back into compliance with the Nevada Secretary of State, resident agent, transfer agent
•	Appointed officers and directors and held a shareholders meeting

The Custodian paid the following expenses on behalf of the company:

•	Nevada Secretary of State for reinstatement of the Company, $3,925
•	Transfer agent, Island Stock Transfer, $9,100
•	Amended and Restated Articles of Incorporation for the Company, $175.

Upon appointment as the Custodian of the Company and under its duties stipulated by the Nevada court, Mr. Glass took initiative to organize the business of the issuer. As Custodian, the duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Nevada Secretary of State. Mr. Glass also had authority to enter into contracts and find a suitable merger candidate. Mr. Glass was compensated for its role as custodian in the amount of 40,000,000 shares of Restricted Common Stock. SCC did not receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was discharged on November 9, 2016.

On January 30, 2019, Mr. Glass entered into a Stock Purchase Agreement with Asia Gateway Capital Ltd.*, whereby Asia Gateway Capital Ltd. purchased 40,000,000 shares of Restricted Common Stock. These shares represent the controlling block of stock. Mr. Glass resigned his position of sole officer and director and appointed Ci Zhang as CEO and Director of the Company. Mr. Glass also appointed ChangJun Xue as CFO, Treasurer and Director and Bing Qing Xie as Secretary and Director.

*Asia Gateway Capital Ltd. is controlled by Jamie Liu.

We are currently a shell company, as defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2.

(b) Business of Issuer

Un Monde International Worldwide Ltd. formerly Asiarim Corp. (the “Company”) is a developmental stage company, incorporated under the laws of the State of Nevada on June 15, 2007. Our plan of business has not been implemented but will incorporate the acquisition of private corporations involved in education and management services offering private, distinguished, specialized, and internationalized education to international students in schools.

The Company changed its name in Nevada, the state of domicile, to Un Monde International Worldwide Ltd.

At present financial revenue has not yet been realized. The Company hopes to raise capital in order to fund the acquisitions. All statements involving our business plan are forward looking statements and have not been implemented as of this filing.

The Company is moving in a new direction, statements made relating to our business plan are forward looking statements and we have no history of performance and have not implemented our business plan. Current management does not have any experience in acquisition of international educational companies but is actively looking for a suitable person to incorporate into the management team.

We feel that our contemplated business plan addresses the need for additional development in the education industry.

Our contemplated business is within the industry of educating international students, so they have the tools to contribute and thrive in an interdependent world. Our vision incorporates the spirit of social responsibility, not only on a local community basis but also on a global scale. We will achieve this through multilingual education and critical thinking so the student may integrate into any cultural situation.

The impact of social distancing requirements due to Covid-19 has accelerated already robust global growth in online education, a trend many expect to continue even after Covid-19 restrictions are lifted.

As governments in China attempt to reduce the cost of studying abroad, providing such opportunities in a cost-effective way has become the focus for leading educational institutions. In a post-Covid world, online education is far and away now the ideal solution.

International education is generally taken to include:

•	Traditional curriculum (math, sciences, languages)
•	Knowledge of other world regions & cultures;
•	Familiarity with international and global issues;
•	Skills in working effectively within global or cross-cultural environments, and using information from different sources around the world;
•	Ability to communicate in multiple languages; and
•	Dispositions towards respect and concern for other cultures and peoples.

The Company intends to implement its business plan upon raising capital. Subject to available capital, the Company intends to invest in:

Development

•	Formal and informal education curriculum
o	Training, exchange programs, cross-cultural communication

Implementation

•	Promoting international understanding/international-mindedness and/or global awareness/understanding
•	Being active in global engagement/global or world citizenship
•	Increasing intercultural understanding and respect for difference
•	Encouraging tolerance and commitment to peace

The analysis will be undertaken by or under the supervision of our management. As of the date of this filing, we have not entered into definitive agreements. In our continued efforts to analyze potential business plan, we intend to consider the following factors:

•	Potential for growth, indicated by anticipated market expansion or new technology;
•	Competitive position as compared to other schools of similar size and experience within the education segment as well as within the industry as a whole;
•	Strength and diversity of management, and the accessibility of required management expertise, personnel, services, professional assistance and other required items;
•	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities or convertible debt, through joint ventures or similar arrangements or from other sources;
•	The extent to which the business opportunity can be advanced in the marketplace; and
•	Other relevant factors

In applying the foregoing criteria, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. Additionally, we will be competing against other entities that may have greater financial, technical, and managerial capabilities for identifying and completing our business plan.

We are unable to predict when we will, if ever, identify and implement our business plan. We anticipate that proposed business plan would be made available to us through personal contacts of our directors, officers and principal stockholders, professional advisors, broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who introduce the Company to business opportunities in which we participate.

There is no geographic limitation to the location of targets, as these types of opportunities are not necessarily bound by geography; provided however, we expressly disclaim any intent to and we will not pursue a business combination with a target company (either directly or through any subsidiaries) with any operations in China, Hong Kong or Macau nor will we consummate a business combination with any such entity ever.

We expect that our due diligence will encompass, among other things, meetings with incumbent management of the target business and inspection of its facilities, as necessary, as well as a review of financial and other information, which is made available to the Company. This due diligence review will be conducted either by our management or by third parties we may engage. We anticipate that we may rely on the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis.

We may incur time and costs required to select and evaluate our business structure and complete our business plan, which cannot presently be determined with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective international education program that is not ultimately completed may result in a loss to the Company. These fees may include legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses. We have no present arrangements for any of these types of fees.

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys, consultants, and others. Costs may be incurred in the investigation process, which may not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to the Company of the related costs incurred.

Competition

Our company expects to compete with many countries in the international education industry. In addition, there are several competitors that are larger and more profitable than ARMC. We expect that the quantity and composition of our competitive environment will continue to evolve as the industry matures. Additionally, increased competition is possible to the extent that new geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes. We believe that diligently establishing and expanding our funding sources will establish us in an already established industry. Additionally, we expect that establishing our product offerings on new platforms are factors that mitigate the risk associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new students entering the international education marketplace, thereby further mitigating the impact of competition on our future operations and results.

Compliance with education standards and guidelines will increase development costs and the cost of operating our business. In turn, we may not be able to meet the competitive price point for our education curriculum dictated by the market and our competitors.

Again, these are forward looking statements and not an indication of past performance. There is no guarantee that we will be able to implement our business plan and have no merger candidates.

Effect of Existing or Probable Governmental Regulations on the Business

We are subject to the Exchange Act and the Sarbanes-Oxley Act of 2002. Under the Exchange Act, we will be required to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The Sarbanes-Oxley Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and to strengthen auditor independence. It also (1) requires steps be taken to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; (2) establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; (3) creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; (4) prohibits certain insider trading during pension fund blackout periods; and (5) establishes a federal crime of securities fraud, among other provisions.

We will also be subject to Section 14(a) of the Exchange Act, which requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A. Preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are provided to our stockholders.

Employees

We had one officers, one director and no employees. We anticipate that we will begin to fill out our management team as and when we raise capital to begin implementing our business plan. In the interim, we will utilize independent consultants to assist with accounting and administrative matters. We currently have no employment agreements and believe our consulting relationships are satisfactory. We plan to continue to hire independent consultants from time to time on an as-needed basis.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long-term lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the years ended December 31, 2021 and 2020.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

Our business plan includes education and management services offering private, distinguished, specialized, and internationalized education to international students in school. We are tentatively looking for capital or different target companies in same industry for acquisition for our business plan. Our business is not yet operational.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2021, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations - Years ended December 31, 2021 and 2020

Revenue

We had no revenues from operations during either September 30, 2020 or December 31, 2021.

General and Administrative Expense

General and Administrative Expenses were $58,406 for the year ended, December 31, 2021 compared to $5,629 for the year ended December 31, 2020, an increase of $52,777.

Stock compensation expense

During the year ended December 31, 2021, we incurred Nil on non-cash stock compensation expense from the issuance of common stock for services. There was no stock issued for services in the prior year.

Net Loss

We had a net loss of $58,406 for the year ended December 31, 2021 compared to $5,629 for the year ended December 31, 2020.

Capital Resources and Liquidity - At December 31, 2021 and 2020

Cash Used in Operating Activities

For the years ended December 31, 2021 and 2020, the Company had cash used in operating activities in the amount of $60,271 and $0, respectively, which were primarily due to net loss for the year, and accounts payable and accrued liabilities.

Cash Provided by Financing Activities

For the years ended December 31, 2021 and 2020, the Company realized cash provided by financing activities in the amount of $60,271 and $0, respectively, which was advances from our CEO for working capital purposes.

As of December 31, 2021 and December 31, 2020, we had no cash.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favourable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s financial statements for the years ended December 31, 2021 and 2020, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of December 31, 2021.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2021 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2021.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Dr. Ci Zhang	39	CEO, President, Director, CFO

Ci Zhang, Chief Executive Officer, President, Director

CEO and Director of Un Monde International Ltd. - 10/2018 to Present

CEO of One World International School - 10/2018 to Present

Computer/Network Technician in Multi-Tech Computers - 2/2012 to 7/2018

Ci Zhang was appointed President, CEO, and Director of Asiarim Corp. on April 2, 2019. Mr. Zhang has more than 15 years of experience in the education and technology sectors. As a Cisco Certified Network (CCN) Professional, he combines extensive experience in network design and management with strong business management as well as student management, counselling and instructional skills.

As the CEO of Un Monde International Ltd. he has led the development of the school’s unique technology platform that integrates all school functions in a single cloud-based system that leverages the power of Artificial Intelligence and big data.

One World International School is bilingual (Chinese and English) online education platform. Prior to One World, Mr. Zhang Prior to One World, Mr. Zhang held multiple management positions at Multi-Tech Computer Systems in Hamilton, ON leading the design and implementation of computer and local area networks. Before Multi-tech, he served as an instructor teaching students Cisco Network CCN certification courses at Xincon College in Toronto, as well as an International Student Counselor advising on admission and program requirements.

After technical training at Cisco Systems in Beijing, Mr. Zhang obtained a Bachelor of Science form McMaster University in Hamilton, ON. He also holds certifications as a Cisco Certified Network Associate, Expert, and Professional as well as a Microsoft Systems Engineer.

Director Independence

Our board of directors is currently composed of three members who do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationship exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our directors or executive officers, other business interests and their involvement with Un Monde International Worldwide Ltd.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Un Monde International Worldwide Ltd., has made no provisions for paying cash or non-cash compensation to its officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ci Zhang, Chief Executive Officer, President, Chief Financial Officer	2021	-	-	-	-	-	-
Ci Zhang, Chief Executive Officer, President	2020	-	-	-	-	-	-
Bingqiang Xie, * Former Secretary	2021	-	-	-	-	-	-
Bingqiang Xie, * Former Secretary	2020	-	-	-	-	-	-
Changjun Xue, * Former Chief Financial Officer, Treasurer	2021	-	-	-	-	-	-
Changjun Xue, * Former Chief Financial Officer, Treasurer	2020	-	-	-	-	-	-

*These officers have resigned from the Company effective April 6, 2022.

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2021 or 2020. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the year ended December 31, 2021 and 2020.

Employment Contracts

The Company has not entered into any employment agreements with its officer and director.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The Company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. Un Monde International Worldwide Ltd. may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ci Zhang	-	-	-	-	-	-	-
Bingqiang Xie*	-	-	-	-	-	-	-
Changjun Xue*	-	-	-	-	-	-	-

*These directors have resigned from the Company effective April 6, 2022.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2021.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2021 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Amount and Nature of Beneficial Ownership Common Stock (2)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Ci Zhang (3)	1,520,000	23.41%
Di Pan 1005-33 Sheppard Ave North York, Ontario M2K 3E5 Canada	1,140,000	17.56%
Bingqiang Xie 1309-8081 Birchmount Rd Markham, Ontario L6G 0G5 Canada	1,140,000	17.56%
All officers and directors as a group (3)	1,520,000	23.41%

____________________

(1)	Except as otherwise set forth above, the address of each beneficial owner is c/o Un Monde International Worldwide Ltd., Westagate Mall, 5689 Condor Place, Mississauga ON, L5V 2J4 Canada
(2)	Based on 6,493,346 shares of common stock issued and outstanding as of December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Regulation S-K, Item 4, Section C require disclosure of promoters and certain control persons for registrants that are filing a registration statement on Form 10 under the Exchange Act and that had a promoter at any time during the past five fiscal years shall:

(i)	State the names of the promoter(s), the nature and amount of anything of value (including money, property, contracts, options or rights of any kind) received or to be received by each promoter, directly or indirectly, from the registrant and the nature and amount of any assets, services or other consideration therefore received or to be received by the registrant; and
(ii)	As to any assets acquired or to be acquired by the registrant from a promoter, state the amount at which the assets were acquired or are to be acquired and the principle followed or to be followed in determining such amount, and identify the persons making the determination and their relationship, if any, with the registrant or any promoter. If the assets were acquired by the promoter within two years prior to their transfer to the registrant, also state the cost thereof to the promoter.

Bryan Glass is considered a promoter(s) under the meaning of Securities Act Rule 405. Mr. Glass was appointed custodian of the Company and under its duties stipulated by the Nevada court. Mr. Glass took initiative to organize the business of the issuer. As custodian, his duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Nevada Secretary of State. The custodian also had authority to enter into contracts and find a suitable merger candidate. In addition, Mr. Glass was compensated for his role as custodian and paid outstanding bills to creditors on behalf of the company. The custodian has not, and will not, receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was discharged on November 9, 2016.

Regulation S-K Item 404(c)(2) Registrants shall provide the disclosure required by paragraphs (c)(1)(i) and (c)(1)(ii) of this Item as to any person who acquired control of a registrant that is a shell company, or any person that is part of a group, consisting of two or more persons that agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of a registrant, that acquired control of a registrant that is a shell company.

Mr. Ci Zhang, Mr. Bingquiang Xie, and Mr. Di Pan are considered control persons and acquired control of the Company. Asia Gateway Capital Ltd. purchased 40,000,000 million shares of the Company’s Restricted Common Stock. These shares represent the controlling block of stock and were purchased from Bryan Glass for $120,000.

Transactions with Related Persons

Mr. Zhang Ci, majority shareholder, director and officer of the Company, have paid certain expenses on behalf of the Company. Such amounts are due on demand and non-interest bearing. The outstanding amount due to related parties was $51,808 and $2,037 as of December 31, 2021 and 2020, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The following table represents fees billed for each of the years ended December 31 for professional audit services rendered by our independent registered public accounting firm:

	2021	2020

Audit fees(1)	$16,200	$–
Audit-related fees		–
Tax fees		–
All other fees		–
Total	$16,200	$–

(1)	“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

Item 16. 10-K Summary

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Un Monde International Ltd

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Un Monde International Ltd as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

August 8, 2022

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	–	–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	3,764	5,629
Due to related party	62,308	2,037
Total Current Liabilities	66,072	7,666
Total Liabilities	66,072	7,666

Commitment & contingencies	–	–

Stockholders' Deficit
Common Shares, $0.001 par value; 90,000,000 shares authorized, 6,493,346 and 7,769,833 shares issued and outstanding, respectively	6,493	7,769
Additional paid-in capital	2,317,217	2,315,941
Accumulated income (loss)	(2,389,782)	(2,331,376)
Total Stockholders' Deficit	(66,072)	(7,666)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2021	2020
Revenues	$–	$–

Operating expenses
Professional fees	28,139	–
Other general & administrative expense	30,267	5,629
Total operating expenses	58,406	5,629
Loss from operations	(58,406)	(5,629)

Other Income (Expenses)
Interest income (expense)	–	–
Total Other Income (Expenses)	–	–

Net income (loss) before income taxes	(58,406)	(5,629)
Income tax expense	–	–
Net income (loss)	(58,406)	(5,629)

Net loss attributable to common stockholders	$(58,406)	$(5,629)

Earnings (Loss) per Share - Basic and Diluted	$(0.008)	$(0.001)
Weighted Average Shares Outstanding - Basic and Diluted	7,769,833	7,727,103
Earnings (Loss) per Share - Basic	$(0.008)	$(0.001)
Weighted Average Shares Outstanding - Basic	7,769,833	7,727,103
Earnings (Loss) per Share - Diluted	$(0.008)	$(0.001)
Weighted Average Shares Outstanding - Diluted	7,769,833	7,727,103

See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Year Ended December 31, 2021 and 2020

	Common Shares
	Shares	Par Value, $0.001	Additional Paid-in Capital	Accumulated Income (Loss)	Total Stockholders' Deficit
Balance, December 31, 2019	7,680,500	$7,680	$2,316,030	$(2,325,747)	$(2,037)
Shares Issued for cash or subscription receivables	89,333	89	(89)	–	–
Net loss	–	–	–	(5,629)	(5,629)
Balance December 31, 2020	7,769,833	$7,769	$2,315,941	$(2,331,376)	$(7,666)

Balance, December 31, 2020	7,769,833	$7,769	$2,315,941	$(2,331,376)	$(7,666)
Shares cancelled	(1,276,487)	(1,276)	1,276	–	–
Net loss	–	–	–	(58,406)	(58,406)
Balance December 31, 2021	6,493,346	$6,493	$2,317,217	$(2,389,782)	$(66,072)

See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(58,406)	$(5,629)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities	–	–
Accounts payable and accrued expenses	(1,865)	5,629
Net Cash Used in Operating Activities	(60,271)	–

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	60,271	–
Net Cash Provided by Financing Activities	60,271	–

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

UN MONDE INTERNATIONAL WORLDWIDE LTD

Formerly Asiarim corporation

NOTES TO FINANCIAL STATEMENTS

As of and for the year ended December 31, 2021 and 2020

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

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

On July 12, 2021, the Company completed the cancellation of 1,276,487 shares of common stock pursuant to an Assignment of Rights agreement dated October 3, 2016 where certain shareholders have entered into with the Company to return 1,276,487 shares of common stock to the Company as treasury stock.

For the year ended December 31, 2020, the Company issued 89,334 shares at $3 per share for proceeds of $267,999. The proceeds were provided to the sole director’s and officer’s company as working capital and were recorded as a reduction to additional paid-in capital.

As of December 31, 2021 and 2020, the Company has 6,493,346 and 7,769,833 shares issued and outstanding.

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

The Company has accumulated approximately $2,389,782 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 6 – RELATED PARTY TRANSACTION

Zhang Ci, majority shareholder, director and officer of the Company, have paid certain expenses on behalf of the Company. Such amounts are due on demand and non-interest bearing. The outstanding amount due to related parties was $62,308 and $2,037 as of December 31, 2021 and December 31, 2020, respectively.

The proceeds from the share issuance were provided to the sole director’s and officer’s company as working capital and were recorded as a reduction to additional paid-in capital (Refer to Note 4).

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no items to disclose or require adjustments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Un Monde International Worldwide Ltd.
(Registrant)

Date: August 10, 2022	By:	/s/ Ci Zhang
Ci Zhang
Chief Executive Officer

Date: August 10, 2022	By:	/s/ Ci Zhang
Ci Zhang
Chief Financial Officer

16