Form 10-Q
period 2022-03-31
Un Monde International Worldwide Ltd.
filed 2022-08-26
CIK 1415813

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of August 19, 2022, there were 6,493,346 shares outstanding of the registrant’s common stock.

ASIARIM CORP. AKA UN MONDE INTERNATIONAL WORLDWIDE LTD.

FORM 10-Q

March 31, 2022

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

BALANCE SHEETS

Unaudited

	March 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$5,636	$3,764
Due to related party	62,308	62,308
Total Current Liabilities	67,944	66,072
Total Liabilities	67,944	66,072

Commitment & contingencies	–	–

Stockholders' Deficit
Common Shares, $0.001 par value; 90,000,000 shares authorized, 6,493,346 and 6,493,346 shares issued and outstanding, respectively	6,493	6,493
Additional paid-in capital	2,317,217	2,317,217
Accumulated income (loss)	(2,391,654)	(2,389,782)
Total Stockholders' Deficit	(67,944)	(66,072)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended
	March 31,	March 31,
	2022	2021
Revenues	$–	$–

Operating expenses
Other general & administrative expense	1,872	–
Total operating expenses	1,872	–
Loss from operations	(1,872)	–

Other Income (Expenses)
Interest income (expense)	–	–
Total Other Income (Expenses)	–	–

Net income (loss) before income taxes	(1,872)	–
Income tax expense	–	–
Net income (loss)	$(1,872)	$–

Net loss attributable to common stockholders	$(1,872)	$–

Earnings (Loss) per Share - Basic	$(0.000)	$0.000
Weighted Average Shares Outstanding - Basic	6,493,346	7,769,833
Earnings (Loss) per Share - Diluted	$(0.000)	$0.000
Weighted Average Shares Outstanding - Diluted	6,493,346	7,769,833

See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2022 and 2021

Unaudited

	Common Shares
	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated income (loss)	Total Stockholders' Deficit
Balance, December 31, 2020	7,769,833	$7,769	$2,315,941	$(2,331,376)	$(7,666)
Net loss	–	–	–	–	–
Balance, March 31, 2021	$7,769,833	$7,769	$2,315,941	$(2,331,376)	$(7,666)

Balance, December 31, 2021	6,493,346	$6,493	$2,317,217	$(2,389,782)	$(66,072)
Net loss	–	–	–	(1,872)	(1,872)
Balance March 31, 2022	$6,493,346	$6,493	$2,317,217	$(2,391,654)	$(67,944)

See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(1,872)	$–
Adjustment to reconcile Net income (loss) from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	1,872	(5,629)
Net Cash Used in Operating Activities	–	(5,629)

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	–	5,629
Net Cash Provided by Financing Activities	–	5,629

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

UN MONDE INTERNATIONAL WORLDWIDE LTD

Formerly Asiarim corporation

NOTES TO FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2022 and 2021

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock.

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

As of March 31, 2022 and December 31, 2021, the Company has 6,493,346 and 6,493,346 shares issued and outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.

As of March 31, 2022 and December 31, 2021, the Company has 0 shares issued and outstanding.

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

The Company has accumulated approximately $2,391,654 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 6 – RELATED PARTY TRANSACTION

Zhang Ci, majority shareholder, director and officer of the Company, have paid certain expenses on behalf of the Company. Such amounts are due on demand and non-interest bearing. The outstanding amount due to related parties was $62,308 and $62,308 as of March 31, 2022 and December 31, 2021, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Asiarim Corp. aka Un Monde International Worldwide Ltd. for the three months ended March 31, 2022 and 2021, and the notes thereto.

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

Three Months Ended March 31, 2022 and 2021

Revenue

For the three months ended March 31, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 were $1,872 compared to $0 for the three months ended March 31, 2021. The Company was not in operation during the period in 2021.

Other Income and Expenses

For the three months ended March 31, 2022 and 2021, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended March 31, 2022, the Company had a net loss of $1,872 compared to the three months ended March 31, 2021 of a net loss of $0. The net loss resulted from increase of operating expenses

Liquidity and Capital Resources

As of March 31, 2022, we had no cash and a working capital deficit of $67,944.

Operating Activities

Net cash used in operating activities were $700 for the six months ended June 30, 2022 and $28,886 for the same period ended 2021. The change resulted from net operating loss increase of $1,872. Accounts payable and accrued expenses increased by $1,872 from $3,764 at December 31, 2021 to $5,636 at March 31, 2022. The increase in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the three months ended March 31, 2022 and 2020.

Financing Activities

Net cash provided by financing activities were $0 for the three months ended March 31, 2022 and $5,629 for the same period ended in 2021. The Company received advances of $0 and $5,629 from a related party for working capital purposes for the three months ended March 31, 2022 and 2021, respectively.

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

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our December 31, 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, the Company did not sell any unregistered securities.

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

ASIARIM CORP. AKA UN MONDE INTERNATIONAL WORLDWIDE LTD.

Date: August 25, 2022	By:	/s/ Zhang Ci
	Name:	Zhang Ci
	Title:	President and Chief Executive Officer

Date: August 25, 2022	By:	/s/ Zhang Ci
	Name:	Zhang Ci
	Title:	Chief Financial Officer

