Form 10-Q
period 2022-06-30
Un Monde International Worldwide Ltd.
filed 2022-08-26
CIK 1415813

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

ASIARIM CORP. AKA UN MONDE INTERNATIONAL WORLDWIDE LTD.

FORM 10-Q

June 30, 2022

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

BALANCE SHEETS

Unaudited

	June 30,	December 31,
	2022	2021
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$17,793	$3,764
Due to related party	63,008	62,308
Total Current Liabilities	80,801	66,072
Total Liabilities	80,801	66,072

Commitment & contingencies	–	–

Stockholders' Deficit
Common Shares, $0.001 par value; 90,000,000 shares authorized, 6,493,346 and 6,493,346 shares issued and outstanding, respectively	6,493	6,493
Additional paid-in capital	2,317,217	2,317,217
Accumulated income (loss)	(2,404,511)	(2,389,782)
Total Stockholders' Deficit	(80,801)	(66,072)
Total Liabilities and Stockholders' Deficit	$–	$–

* See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	11,800	11,475	11,800	11,475
Other general & administrative expense	1,057	26,622	2,929	26,622
Total operating expenses	12,857	38,097	14,729	38,097
Loss from operations	(12,857)	(38,097)	(14,729)	(38,097)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total Other Income (Expenses)	–	–	–	–

Net income (loss) before income taxes	(12,857)	(38,097)	(14,729)	(38,097)
Income tax expense	–	–	–	–
Net income (loss)	(12,857)	(38,097)	(14,729)	(38,097)

Net loss attributable to common stockholders	$(12,857)	$(38,097)	$(14,729)	$(38,097)

Earnings (Loss) per Share - Basic	$(0.002)	$(0.005)	$(0.002)	$(0.005)
Weighted Average Shares Outstanding - Basic	6,493,346	7,769,833	6,493,346	7,769,833
Earnings (Loss) per Share - Diluted	$(0.002)	$(0.005)	$(0.002)	$(0.005)
Weighted Average Shares Outstanding - Diluted	6,493,346	7,769,833	6,493,346	7,769,833

* See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.     *

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Six Months Ended June 30, 2022 and 2021

Unaudited

					Total
	Common Shares		Additional	Accumulated	Stockholders'
	Shares	Par Value, $0.001	Paid-in Capital	Income (loss)	Deficit
Balance, December 31, 2020	7,769,833	$7,769	$2,315,941	$(2,331,376)	$(7,666)
Net loss	–	–	–	–	–
Balance, March 31, 2021	7,769,833	7,769	2,315,941	(2,331,376)	(7,666)
Net loss	–	–	–	(38,097)	(38,097)
Balance, June 30, 2021	7,769,833	$7,769	$2,315,941	$(2,369,473)	$(45,763)

Balance, December 31, 2021	6,493,346	$6,493	$2,317,217	$(2,389,782)	$(66,072)
Net loss	–	–	–	(1,872)	(1,872)
Balance March 31, 2022	6,493,346	6,493	2,317,217	(2,391,654)	(67,944)
Net loss	–	–	–	(12,857)	(12,857)
Balance June 30, 2022	6,493,346	$6,493	$2,317,217	$(2,404,511)	$(80,801)

* See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(14,729)	$(38,097)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	14,029	9,211
Net Cash Used in Operating Activities	(700)	(28,886)

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	700	28,886
Net Cash Provided by Financing Activities	700	28,886

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

* See accompanying notes to financial statements

UN MONDE INTERNATIONAL WORLDWIDE LTD

Formerly Asiarim corporation

NOTES TO FINANCIAL STATEMENTS

As of and for the ix months ended June 30, 2022 and 2021

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

As of June 30, 2022 and December 31, 2021, the Company has 6,493,346 and 6,493,346 shares issued and outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.

As of June 30, 2022 and December 31, 2021, the Company has 0 shares issued and outstanding.

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

The Company has accumulated approximately $2,404,511 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 6 – RELATED PARTY TRANSACTION

Zhang Ci, majority shareholder, director and officer of the Company, have paid certain expenses on behalf of the Company. Such amounts are due on demand and non-interest bearing. The outstanding amount due to related parties was $63,008 and $62,308 as of June 30, 2022 and December 31, 2021, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Asiarim Corp. aka Un Monde International Worldwide Ltd. for the three months ended June 30, 2022 and 2021, and the notes thereto.

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

Three and Six Months Ended June 30, 2022 and 2021

Revenue

For the three and six months ended June 30, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 were $12,857 compared to $38,097 for the three months ended June 30, 2021.

Operating expenses for the six months ended June 30, 2022 were $14,729 compared to $38,097 for the six months ended June 30, 2021.

The decrease of operating expenses is due to additional expenses incurred in 2021 as a result of the change of control of the Company in 2021.

Other Income and Expenses

For the three and six months ended June 30, 2022 and 2021, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended June 30, 2022, the Company had a net loss of $12,857 compared to the three months ended June 30, 2021 of a net loss of $38,097.

For the six months ended June 30, 2022, the Company had a net loss of $14,729 compared to the six months ended June 30, 2021 of a net loss of $38,097.

Liquidity and Capital Resources

As of June 30, 2022, we had no cash and a working capital deficit of $80,801.

Operating Activities

Net cash used in operating activities were $700 for the six months ended June 30, 2022 and $28,886 for the same period ended 2021. The change resulted from net operating loss decrease of $23,368. Accounts payable and accrued expenses increased by $14,029 from $3,764 at December 31, 2021 to $17,793 at June 30, 2022. The increase in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the six months ended June 30, 2022 and 2020.

Financing Activities

Net cash provided by financing activities were $700 for the six months ended June 30, 2022 and $28,886 for the same period ended in 2021. The Company received advances of $700 and $28,886 from a related party for working capital purposes for the six months ended June 30, 2022 and 2021, respectively.

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

During the six months ended June 30, 2022, the Company did not sell any unregistered securities.

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

