Form 10-K/A
period 2021-12-31
Un Monde International Worldwide Ltd.
filed 2022-09-06
CIK 1415813

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

ASIARIM CORP.

AKA UN MONDE INTERNATIONAL WORLDWIDE LTD.

ANNUAL REPORT ON FORM 10-K

i

EXPLANATORY NOTE

Un Monde International Worldwide Ltd. (the “Company” or “we”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Annual Report”) with the Securities and Exchange Commission (the “SEC”) on August 10, 2022. The Company is filing this Amendment No. 1 (the “Amendment”) to the Original Annual Report for the purpose of to disclose the conclusions of our principal executive and principal financial officers regarding the effectiveness of disclosure controls and procedures as of December 31, 2021 pursuant to Item 307 of Regulation S-K in the Company’s Controls and Procedures disclosure included in “Part II. Item 9A. Controls and Procedures” to indicate that our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses in our internal control over financial reporting, which are described below.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment does not modify, amend or update in any way the financial statements and other disclosures set forth in the Original Annual Report, and there have been no changes to the XBRL data filed in Exhibit 101 of the Original Annual Report. In addition, except as specifically described above, this Amendment does not reflect events occurring after the filing of the Original Annual Report, nor does it modify or update disclosures therein in any way other than as required to reflect the revisions described above. Among other things, forward-looking statements made in the Original Annual Report have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Annual Report, and any such forward looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Annual Report.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Un Monde International Worldwide Ltd.”, “we,” “us,” “our,” “our Company”.

ii

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

iii

PART II

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

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses in our internal control over financial reporting, which are described below.

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

1

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

2

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Un Monde International Worldwide Ltd.
(Registrant)

Date: September 6, 2022	By:	/s/ Ci Zhang
Ci Zhang
Chief Executive Officer

Date: September 6, 2022	By:	/s/ Ci Zhang
Ci Zhang
Chief Financial Officer

4