Form 10-Q
period 2022-09-30
Un Monde International Worldwide Ltd.
filed 2022-11-14
CIK 1415813

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 7, 2022, there were 6,493,346 shares outstanding of the registrant’s common stock.

ASIARIM CORP. AKA UN MONDE INTERNATIONAL WORLDWIDE LTD.

FORM 10-Q

September 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

BALANCE SHEETS

Unaudited

	September 30,	December 31,
	2022	2021
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$16,396	$3,764
Due to related party	79,873	62,308
Total Current Liabilities	96,269	66,072
Total Liabilities	96,269	66,072

Commitment & contingencies	–	–

Stockholders' Deficit
Common Shares, $0.001 par value; 90,000,000 shares authorized, 6,493,346 and 6,493,346 shares issued and outstanding, respectively	6,493	6,493
Additional paid-in capital	2,317,217	2,317,217
Accumulated loss	(2,419,979)	(2,389,782)
Total Stockholders' Deficit	(96,269)	(66,072)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	15,671	5,400	27,471	16,875
Other general & administrative expense	(203)	3,203	2,726	29,825
Total operating expenses	15,468	8,603	30,197	46,700
Loss from operations	(15,468)	(8,603)	(30,197)	(46,700)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total Other Income (Expenses)	–	–	–	–

Net income (loss) before income taxes	(15,468)	(8,603)	(30,197)	(46,700)
Income tax expense	–	–	–	–
Net income (loss)	$(15,468)	$(8,603)	$(30,197)	$(46,700)

Earnings (Loss) per Share - Basic and diluted	$(0.002)	$(0.001)	$(0.005)	$(0.007)
Weighted Average Shares Outstanding - Basic and diluted	6,493,346	7,603,335	6,493,346	6,867,408

See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2022 and 2021

Unaudited

	Common Shares
	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated income (loss)	Total Stockholders' Deficit
Balance, December 31, 2020	7,769,833	$7,769	$2,315,941	$(2,331,376)	$(7,666)
Net loss	–	–	–	–	–
Balance, March 31, 2021	7,769,833	7,769	2,315,941	(2,331,376)	(7,666)
Net loss	–	–	–	(38,097)	(38,097)
Balance, June 30, 2021	7,769,833	7,769	2,315,941	(2,369,473)	(45,763)
Shares Cancelled	(1,276,487)	(1,276)	1,276	–	–
Net loss	–	–	–	(8,603)	(8,603)
Balance September 30, 2021	6,493,346	$6,493	$2,317,217	$(2,378,076)	$(54,366)

Balance, December 31, 2021	6,493,346	$6,493	$2,317,217	$(2,389,782)	$(66,072)
Net loss	–	–	–	(1,872)	(1,872)
Balance March 31, 2022	6,493,346	6,493	2,317,217	(2,391,654)	(67,944)
Net loss	–	–	–	(12,857)	(12,857)
Balance June 30, 2022	6,493,346	6,493	2,317,217	(2,404,511)	(80,801)
Net loss	–	–	–	(15,468)	(15,468)
Balance September 30, 2022	6,493,346	$6,493	$2,317,217	$(2,419,979)	$(96,269)

See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(30,197)	$(46,700)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	12,632	7,311
Net Cash Used in Operating Activities	(17,565)	(39,389)

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from related party payables	17,565	39,389
Net Cash Provided by Financing Activities	17,565	39,389

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

UN MONDE INTERNATIONAL WORLDWIDE LTD

Formerly Asiarim corporation

NOTES TO FINANCIAL STATEMENTS

As of and for the nine months ended September 30, 2022 and 2021

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of September 30, 2022 and December 31, 2021, the Company has 6,493,346 and 6,493,346 shares issued and outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.

As of September 30, 2022 and December 31, 2021, the Company has 0 shares issued and outstanding.

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

The Company has accumulated approximately $2,419,979 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 6 – RELATED PARTY TRANSACTION

Zhang Ci, majority shareholder, director and officer of the Company, have paid certain expenses on behalf of the Company. Such amounts are due on demand and non-interest bearing. The outstanding amount due to related parties was $79,873 and $62,308 as of September 30, 2022 and December 31, 2021, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Asiarim Corp. aka Un Monde International Worldwide Ltd. for the three months ended September 30, 2022 and 2021, and the notes thereto.

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

Three Months Ended September 30, 2022 and 2021

Revenue

For the three months ended September 30, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 were $15,468 compared to $8,603 for the three months ended September 30, 2021.

The decrease of operating expenses is due to additional expenses incurred in 2021 as a result of the change of control of the Company in 2021 and for becoming a public reporting company

Other Income and Expenses

For the three months ended September 30, 2022 and 2021, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended September 30, 2022, the Company had a net loss of $12,857 compared to the three months ended September 30, 2021 of a net loss of $38,097.

Nine Months Ended September 30, 2022 and 2021

Revenue

For the nine months ended September 30, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022 were $30,197 compared to $46,700 for the nine months ended September 30, 2021.

The decrease of operating expenses is due to additional expenses incurred in 2021 as a result of the change of control of the Company in 2021 and for becoming a public reporting company.

Other Income and Expenses

For the nine months ended September 30, 2022 and 2021, the Company did not have any other income or expenses.

Net Income (Loss)

For the nine months ended September 30, 2022, the Company had a net loss of $30,197 compared to the nine months ended September 30, 2021 of a net loss of $46,700.

Liquidity and Capital Resources

As of September 30, 2022, we had no cash and a working capital deficit of $96,269.

The Company has not generated any revenues from operations, and may be unable to fund on-going activities. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our own hardware and software, and the possibility of new regulations that will make our company difficult or impossible to operate.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

If we are unable to complete any phase of our development program or fail to raise additional capital to maintain our operations in the future, we may be unable to carry out our full business plan or we may be forced to cease operations.

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $79,873 and $62,308 as of September 30, 2022 and December 31, 2021.

Operating Activities

Net cash used in operating activities were $17,565 for the nine months ended September 30, 2022 and $39,389 for the same period ended 2021. The change resulted from net operating loss decrease of $16,503. Accounts payable and accrued expenses increased by $12,632 from $3,764 at December 31, 2021 to $16,396 at September 30, 2022. The increase in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the nine months ended September 30, 2022 and 2020.

Financing Activities

Net cash provided by financing activities were $17,565 for the nine months ended September 30, 2022 and $39,389 for the same period ended in 2021. The Company received advances of $17,565 and $39,389 from a related party for working capital purposes for the nine months ended September 30, 2022 and 2021, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2022, the Company did not sell any unregistered securities.

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

ASIARIM CORP. AKA UN MONDE INTERNATIONAL WORLDWIDE LTD.

Date: November 14, 2022	By:	/s/ Zhang Ci
	Name:	Zhang Ci
	Title:	President and Chief Executive Officer

Date: November 14, 2022	By:	/s/ Zhang Ci
	Name:	Zhang Ci
	Title:	Chief Financial Officer

