Form 10-K
period 2022-12-31
Un Monde International Worldwide Ltd.
filed 2023-07-06
CIK 1415813

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 333-147187

UN MONDE INTERNATIONAL WORLDWIDE LTD.

(Exact name of registrant as specified in its charter)

Nevada	83-0500896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1-45A West Wilmot St Richmond Hill, ON Canada	L4B2P2
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $nil.

The number of shares of the registrant's common stock outstanding on June 30, 2023 was 6,493,346.

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

International education is generally taken to include:

•	Traditional curriculum (math, sciences, languages)
•	Knowledge of other world regions & cultures;
•	Familiarity with international and global issues;
•	Skills in working effectively within global or cross-cultural environments, and using information from different sources around the world;
•	Ability to communicate in multiple languages; and
•	Dispositions towards respect and concern for other cultures and peoples.

The Company intends to implement its business plan upon raising capital. Subject to available capital, the Company intends to invest in:

Development

•	Formal and informal education curriculum
•	Training, exchange programs, cross-cultural communication

Implementation

•	Promoting international understanding/international-mindedness and/or global awareness/understanding
•	Being active in global engagement/global or world citizenship
•	Increasing intercultural understanding and respect for difference
•	Encouraging tolerance and commitment to peace

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

Employees

The Company currently has one officer, one director  and no employees. We anticipate that we will begin to fill out our management team as and when we raise capital to execute our business plan. In the interim, we will utilize independent consultants to assist with accounting and administrative matters. We currently have no employment agreements and believe our consulting relationships are satisfactory. We plan to continue to hire independent consultants from time to time on an as-needed basis.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a) Market information.

Our common stock is currently quoted on the OTC market "Pink Sheets" under the symbol ARMC and there is limited liquidity in the public trading market for the class of common equity. Although our stock is quoted on OTC markets, the existence of limited or sporadic quotations should not of itself be deemed to constitute an established public trading market. There is no established public trading market for our shares. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High ($)	Low ($)
Year ended December 31, 2022
First Quarter	2.00	2.00
Second Quarter	1.80	1.80
Third Quarter	1.80	1.80
Fourth Quarter	1.68	1.68
Year Ended December 31, 2021:
First Quarter	2.25	2.25
Second Quarter	2.40	2.40
Third Quarter	2.40	2.40
Fourth Quarter	2.25	2.25

(b) Holders.

As of March 10, 2023, there are approximately 87 holders of an aggregate of 64,933,466 shares of our Common Stock issued and outstanding.

(c) Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the president intention of management to utilize all available funds for the development of the Registrant’s business.

(d) Securities authorized for issuance under equity compensation plans.

None.

Item 6.	Selected Financial Data.

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2022, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Recent Developments

The Company ceased being a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 which defines a shell company as a company that has

(A)	no or nominal operations; and,
(B)	either,
a.	no or nominal assets;
b.	assets consisting solely of cash and cash equivalents; or,
c.	assets consisting of any amount of cash and cash equivalents and nominal other assets.

The determination was made based on the following:

1)	The Company has begun business operations in the second quarter of 2023 pursuant to its business plan. As such, the Company does not have nominal operations.
2)	On May 1, 2023, the Company has entered into a Commercial Lease Agreement for which the Company will use the leased property as its private education operation headquarter office space. The Company has made a total payment of CA$12,327.48 (US$9,328.05) to the landlord pursuant to the lease agreement.

Accordingly, pursuant to the status above, the Company is a development stage company that has engaged in activities that are, at a minimum, sufficient to manifest a strong commitment in pursuing a legitimate business as set forth in the Company’s business plan. Based on the business conducted by the Company since May 2023, the Company believes it ceased being a shell company and has remained a non-shell company since then based on the most recent quarterly filings.

Results of Operations Comparison of the Years ended December 31, 2022 and 2021

Revenue

We had no revenues from operations during either 2022 or 2021.

General and Administrative Expense

General and Administrative Expenses were $36,649 for the year ended December 31, 2022 compared to $58,406 for the year ended December 31, 2021, a decrease of $21,757 or 37.3%. The Company incurred additional expenses due to the change of control of the Company in 2021 and for becoming a public reporting company.

Net Loss

We had a net loss of $36,649 for the year ended December 31, 2022, compared to $5,406 for the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had $0 of cash, liabilities of $102,721, and an accumulated deficit of $2,317,217.

Net cash used in operating activities were $25,312 and $60,271 for the years ended December 31, 2022 and 2021, respectively.

Net cash provided by financing activities were $25,312 and 60,271 for the years ended December 31, 2022 and 2021, respectively. The Company received advances from related parties as working capital the amounts.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we have not yet generated any revenue, had a net loss of $36,649 and have an accumulated stockholders’ deficit of $2,426,431 as of December 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 8.	Financial Statements and Supplementary Data.

The full text of the Company’s financial statements for the years ended December 31, 2022 and 2021, begins on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting was not effective as of December 31, 2022.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2022 and communicated the matters to our management.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2022.

Item 9B.	Other Information.

N/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Officers and directors and additional information concerning them are as follows:

Name	Age	Position
Dr. Zhang Ci	40	Chairman and Director, CEO, CFO and Secretary

Ci Zhang, Chief Executive Officer, President, Director

CEO and Director of Un Monde International Ltd. - 10/2018 to Present

CEO of One World International School - 10/2018 to Present

Computer/Network Technician in Multi-Tech Computers - 2/2012 to 7/2018

Mr. Ci Zhang was appointed President, CEO, and Director of Asiarim Corp. on April 2, 2019. Mr. Zhang has more than 15 years of experience in the education and technology sectors. As a Cisco Certified Network (CCN) Professional, he combines extensive experience in network design and management with strong business management as well as student management, counselling and instructional skills.

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

Director Independence

Our board of directors is currently composed of two members, who do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationship exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our directors or executive officers, other business interests and their involvement with the Company.

Item 11.	Executive Compensation

For each of the years ended December 31, 2022, and 2021 there was no direct compensation awarded to, earned by, or paid by us to any of our executive officers and directors.

Employment Contracts

The Company has not entered into any employment agreements with its officer and director.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The Company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2022.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2022 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Amount and Nature of Beneficial Ownership Common Stock (2)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Ci Zhang	1,520,000	23.41%
Di Pan 1005-33 Sheppard Ave North York, Ontario M2K 3E5 Canada	1,140,000	17.56%
Bingqiang Xie 1309-8081 Birchmount Rd Markham, Ontario L6G 0G5 Canada	1,140,000	17.56%

(1)	Except as otherwise set forth above, the address of each beneficial owner is c/o Un Monde International Worldwide Ltd., Westagate Mall, 5689 Condor Place, Mississauga ON, L5V 2J4 Canada
(2)	Based on 6,493,346 shares of common stock issued and outstanding as of December 31, 2022, together with securities exercisable or convertible into shares of common stock with respect to such securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Under Regulation S-K Item 404(c)(2) Registrants shall provide the disclosure required by paragraphs (c)(1)(i) and (c)(1)(ii) of this Item as to any person who acquired control of a registrant that is a shell company, or any person that is part of a group, consisting of two or more persons that agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of a registrant, that acquired control of a registrant that is a shell company.

Mr. Ci Zhang, Mr. Bingquiang Xie, and Mr. Di Pan are considered control persons and acquired control of the Company. Asia Gateway Capital Ltd. purchased 40,000,000 million shares of the Company’s Restricted Common Stock. These shares represent the controlling block of stock and were purchased from Bryan Glass for $120,000.

Transactions with Related Persons

Mr. Ci Zhang, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing without maturity date. The outstanding amount due to related parties was $87,620 and $62,308 as of December 31, 2022 and 2021, respectively.

Item 14.	Principal Accounting Fees and Services

Independent Auditors’ Fees

The following table represents fees billed for each of the years ended December 31 for professional audit services rendered by our independent registered public accounting firm:

	December 31, 2022	December 31, 2021

Audit fees	$15,950	$17,500
Audit-related fees
Tax fees
All other fees
Total	$15,950	$17,500

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:
•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

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

UN MONDE INTERNATIONAL WORLDWIDE LTD.

By:	/s/ Ci Zhang
Ci Zhang, Chief Executive Officer Chief Financial Officer

Date:  July 6, 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Un Monde International Worldwide Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Un Monde International Worldwide Ltd. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

July 5, 2023

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$15,101	$3,764
Due to related party	87,620	62,308
Total Current Liabilities	102,721	66,072
Total Liabilities	102,721	66,072

Commitment & contingencies	–	–

Stockholders' Deficit
Common Shares, $0.001 par value; 90,000,000 shares authorized, 6,493,346 and 6,493,346 shares issued and outstanding, respectively	6,493	6,493
Additional paid-in capital	2,317,217	2,317,217
Accumulated income (loss)	(2,426,431)	(2,389,782)
Total Stockholders' Deficit	(102,721)	(66,072)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2022	2021
Revenues	$–	$–

Operating expenses
Professional fees	33,918	28,139
Other general & administrative expense	2,731	30,267
Total operating expenses	36,649	58,406
Loss from operations	(36,649)	(58,406)

Other Income (Expenses)
Interest income (expense)	–	–
Total Other Income (Expenses)	–	–

Net income (loss) before income taxes	(36,649)	(58,406)
Income tax expense	–	–
Net income (loss)	$(36,649)	$(58,406)

Net loss attributable to common stockholders	–	–

Earnings (Loss) per Share - Basic and Diluted	$0.000	$0.000
Weighted Average Shares Outstanding - Basic and Diluted	6,493,346	6,493,346

See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Year Ended December 31, 2022 and 2021

	Common Shares
	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated income (loss)	Total Stockholders' Deficit
Balance, December 31, 2020	7,769,833	$7,769	$2,315,941	$(2,331,376)	$(7,666)
Shares Cancelled	(1,276,487)	(1,276)	1,276	–	–
Net loss	–	–	–	(58,406)	(58,406)
Balance December 31, 2021	6,493,346	$6,493	$2,317,217	$(2,389,782)	$(66,072)

Balance, December 31, 2021	6,493,346	$6,493	$2,317,217	$(2,389,782)	$(66,072)
Net loss	–	–	–	(36,649)	(36,649)
Balance December 31, 2022	6,493,346	$6,493	$2,317,217	$(2,426,431)	$(102,721)

See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(36,649)	$(58,406)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities	–	–
Accounts payable and accrued expenses	11,337	(1,865)
Net Cash Used in Operating Activities	(25,312)	(60,271)

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	25,312	60,271
Net Cash Provided by Financing Activities	25,312	60,271

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

UN MONDE INTERNATIONAL WORLDWIDE LTD

Formerly Asiarim corporation

NOTES TO FINANCIAL STATEMENTS

As of and for the years ended December 31, 2022 and 2021

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist of cash deposits and customer receivables. The Company maintains cash with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. To reduce risk, the Company performs credit evaluations of its customers and maintains reserves when necessary for potential credit losses.

Recently Issued Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

As of December 31, 2022 and 2021, the Company has 6,493,346 and 6,493,346 shares issued and outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.

As of December 31, 2022 and 2021, the Company has no shares issued and outstanding.

NOTE 5 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company is using the U.S. federal income tax rate of 21%.

The Company has accumulated approximately $2,426,631 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

As of December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 6 – RELATED PARTY TRANSACTION

Mr. Zhang Ci, majority shareholder, director and officer of the Company, have paid certain expenses on behalf of the Company. Such amounts are due on demand and non-interest bearing. The outstanding amount due to related parties was $87,620 and $62,308 as of December 31, 2022 and 2021, respectively.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that other than the following event it does not have any material subsequent events to disclose or require adjustments in these financial statements.

On May 1, 2023, the Company entered into a commercial lease agreement for office space to be used as the Company’s headquarter office for private education. The base rent is CA$4,109.16 (US$3,109.35) per month.

