Form 10-Q
period 2023-03-31
Un Monde International Worldwide Ltd.
filed 2023-07-06
CIK 1415813

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of June 30, 2023, there were 6,493,346 shares outstanding of the registrant’s common stock.

ASIARIM CORP. AKA UN MONDE INTERNATIONAL WORLDWIDE LTD.

FORM 10-Q

March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

BALANCE SHEETS

	March 31,	December 31,
	2023	2022
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$18,101	$15,101
Due to related party	87,620	87,620
Total Current Liabilities	105,721	102,721
Total Liabilities	105,721	102,721

Commitment & contingencies	–	–

Stockholders' Deficit
Common Shares, $0.001 par value; 90,000,000 shares authorized, 6,493,346 and 6,493,346 shares issued and outstanding, respectively	6,493	6,493
Additional paid-in capital	2,317,217	2,317,217
Accumulated income (loss)	(2,429,431)	(2,426,431)
Total Stockholders' Deficit	(105,721)	(102,721)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2023	2022
Revenues	$–	$–

Operating expenses
Professional fees	3,000	–
Other general & administrative expense	–	1,872
Total operating expenses	3,000	1,872
Loss from operations	(3,000)	(1,872)

Other Income (Expenses)
Interest income (expense)	–	–
Total Other Income (Expenses)	–	–

Net income (loss) before income taxes	(3,000)	(1,872)
Income tax expense	–	–
Net income (loss)	$(3,000)	$(1,872)

Net loss attributable to common stockholders	0	0

Earnings (Loss) per Share - Basic and Diluted	$0.000	$0.000
Weighted Average Shares Outstanding - Basic and Diluted	6,493,346	6,493,346

See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2023 and 2022

	Common Shares
	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated income (loss)	Total Stockholders' Deficit
Balance, December 31, 2021	6,493,346	$6,493	$2,317,217	$(2,389,782)	$(66,072)
Net loss	–	–	–	(1,872)	(1,872)
Balance, March 31, 2022	6,493,346	6,493	2,317,217	(2,391,654)	(67,944)

Balance, December 31, 2022	6,493,346	$6,493	$2,317,217	$(2,426,431)	$(102,721)
Net loss	–	–	–	(3,000)	(3,000)
Balance March 31, 2023	6,493,346	$6,493	$2,317,217	$(2,429,431)	$(105,721)

See accompanying notes to financial statements

Un Monde International Worldwide Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(3,000)	$(1,872)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	3,000	1,771
Net Cash Used in Operating Activities	–	(101)

Cash Flows from Investing Activities
Acquisition of fixed assets	–	–
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from related party payables	–	101
Net Cash Provided by Financing Activities	–	101

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

UN MONDE INTERNATIONAL WORLDWIDE LTD

Formerly Asiarim corporation

NOTES TO FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2023 and 2022

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2022.

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

As of March 31, 2023 and December 31, 2022, the Company has 6,493,346 and 6,493,346 shares issued and outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.

As of March 31, 2023 and December 31, 2022, the Company has no shares issued and outstanding.

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

The Company has accumulated approximately $2,429,431 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

As of March 31, 2023 and December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 6 – RELATED PARTY TRANSACTION

Mr. Zhang Ci, majority shareholder, director and officer of the Company, have paid certain expenses on behalf of the Company. Such amounts are due on demand and non-interest bearing. The outstanding amount due to related parties was $87,620 and $87,620 as of March 31, 2023 and December 31, 2022, respectively.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined other than the following events it does not have any material subsequent events to disclose or require adjustments in these financial statements.

On May 1, 2023, the Company entered into a commercial lease agreement for office space to be used as the Company’s headquarter office for private education. The base rent is CA$4,109.16 (US$3,109.35) per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Asiarim Corp. aka Un Monde International Worldwide Ltd. for the three months ended March 31, 2023 and 2022, and the notes thereto.

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

Overview

Asiarim Corp. aka Un Monde International Worldwide Ltd is a developmental stage company that focus on offering education and management services to private, distinguished, specialized, and internationalized education to international students in schools. We are implementing our business within the next 12 months.

On May 1, 2023, the Company has entered into a Commercial Lease Agreement for which the Company will use the leased property as its private education operation headquarter office space. The Company has made a total payment of CA$12,327.48 (US$9,328.05) to the landlord pursuant to the lease agreement.

Accordingly, pursuant to the status above, the Company is a development stage company that has engaged in activities that are, at a minimum, sufficient to manifest a strong commitment in pursuing a legitimate business as set forth in the Company’s business plan. Based on the business conducted by the Company since May 2023, the Company believes it ceased being a shell as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and has remained a non-shell company since then based on the most recent quarterly filings.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Three Months Ended March 31, 2023 and 2022

Revenue

For the three months ended March 31, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 were $3,000 compared to $1,872 for the three months ended March 31, 2022.

The increase of operating expenses in 2023 is due to expenses incurred for being a a public reporting company

Other Income and Expenses

For the three months ended March 31, 2023 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended March 31, 2023, the Company had a net loss of $3,000 compared to the three months ended March 31, 2022 of a net loss of $1,872.

Liquidity and Capital Resources

As of March 31, 2023, we had no cash and a working capital deficit of $105,721.

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

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $87,620 and $87,620 as of March 31, 2023 and December 31, 2022.

Operating Activities

Net cash used in operating activities were $nil for the three months ended March 31, 2023 and $101 for the same period ended 2022. The change resulted from net operating loss decrease of $101. Accounts payable and accrued expenses increased by $3,000 from $15,101 at December 31, 2022 to $18,101 at March 31, 2023. The increase in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the three months ended March 31, 2023 and 2022.

Financing Activities

Net cash provided by financing activities were $nil for the three months ended March 31, 2023 and $101 for the same period ended in 2022. The Company received advances of $nil and $101 from related party for working capital purposes for the three months ended March 31, 2023, respectively.

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

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our December 31, 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, the Company did not sell any unregistered securities.

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

ASIARIM CORP. AKA UN MONDE INTERNATIONAL WORLDWIDE LTD.

Date: July 6, 2023	By:	/s/ Zhang Ci
	Name:	Zhang Ci
	Title:	President and Chief Executive Officer

Date: July 6, 2023	By:	/s/ Zhang Ci
	Name:	Zhang Ci
	Title:	Chief Financial Officer

