Form 10-Q
period 2023-06-30
Un Monde International Worldwide Ltd.
filed 2023-07-31
CIK 1415813

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 333-147187

ASIARIM CORP. AKA UN MONDE INTERNATIONAL WORLDWIDE LTD.

(Exact name of registrant as specified in its charter)

Nevada	83-0500896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1-45A West Wilmost St Richmond Hill, ON Canada	L4B2P2
(Address of principal executive offices)	(Zip Code)

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

ASIARIM CORP. AKA UN MONDE INTERNATIONAL WORLDWIDE LTD.

FORM 10-Q

June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Un Monde International Worldwide Ltd.

FORMERLY Asiarim Corp.

BALANCE SHEETS

	June 30,	December 31,
	2023	2022
Assets
Current Assets
Cash	$–	$–
Deposits and prepayments	24,699	–
Total Current Assets	24,699	–
Total Assets	$24,699	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$2,193	$15,101
Due to related party	151,620	87,620
Total Current Liabilities	153,813	102,721
Total Liabilities	153,813	102,721

Commitment & contingencies	–	–

Stockholders' Deficit
Common Shares, $0.001 par value; 90,000,000 shares authorized, 6,493,346 and 6,493,346 shares issued and outstanding, respectively	6,493	6,493
Additional paid-in capital	2,317,217	2,317,217
Accumulated income (loss)	(2,452,824)	(2,426,431)
Total Stockholders' Deficit	(129,114)	(102,721)
Total Liabilities and Stockholders' Deficit	$24,699	$–

See accompanying notes to financial statements

Un Monde International Worldwide Ltd.

FORMERLY Asiarim Corp.

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	17,202	12,002	20,202	12,002
Other general & administrative expense	6,191	956	6,191	2,828
Total operating expenses	23,393	12,958	26,393	14,830
Loss from operations	(23,393)	(12,958)	(26,393)	(14,830)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total Other Income (Expenses)	–	–	–	–

Net income (loss) before income taxes	(23,393)	(12,958)	(26,393)	(14,830)
Income tax expense	–	–	–	–
Net income (loss)	$(23,393)	$(12,958)	$(26,393)	$(14,830)

Net loss attributable to common stockholders	–	–	–	–

Earnings (Loss) per Share - Basic and Diluted	$0.000	$0.000	$0.000	$0.000
Weighted Average Shares Outstanding - Basic and Diluted	6,493,346	6,493,346	6,493,346	6,493,346

See accompanying notes to financial statements

Un Monde International Worldwide Ltd.

FORMERLY Asiarim Corp.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Six Months Ended June 30, 2023 and 2022

	Common Shares				Total
	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated income (loss)	Stockholders' Deficit
Balance, December 31, 2021	6,493,346	$6,493	$2,317,217	$(2,389,782)	$(66,072)
Net loss	–	–	–	(1,872)	(1,872)
Balance, March 31, 2022	6,493,346	6,493	2,317,217	(2,391,654)	(67,944)
Net loss	–	–	–	(12,958)	(12,958)
Balance, June 30, 2022	6,493,346	$6,493	$2,317,217	$(2,404,612)	$(80,902)

Balance, December 31, 2022	6,493,346	$6,493	$2,317,217	$(2,426,431)	$(102,721)
Net loss	–	–	–	(3,000)	(3,000)
Balance March 31, 2023	6,493,346	6,493	2,317,217	(2,429,431)	(105,721)
Net loss	–	–	–	(23,393)	(23,393)
Balance June 30, 2023	6,493,346	$6,493	$2,317,217	$(2,452,824)	$(129,114)

See accompanying notes to financial statements

Un Monde International Worldwide Ltd.

FORMERLY Asiarim Corp.

STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities
Net loss	$(26,393)	$(14,830)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Other current receivables and prepayments	(24,699)	–
Accounts payable and accrued expenses	(12,908)	14,029
Net Cash Used in Operating Activities	(64,000)	(801)

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from related party payables	64,000	801
Net Cash Provided by Financing Activities	64,000	801

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

UN MONDE INTERNATIONAL WORLDWIDE LTD.

Formerly Asiarim corporation

NOTES TO FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2023 and 2022

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Un Monde International Worldwide Ltd., formerly known as Asiarim Corporation (the “Company”), is a corporation organized under the laws of the State of Nevada on June 15, 2007. The operations of Asiarim Corporation and its subsidiaries were abandoned by former management and a custodianship action was commenced in 2016.

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

As of June 30, 2023 and December 31, 2022, the Company has 6,493,346 and 6,493,346 shares issued and outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.

As of June 30, 2023 and December 31, 2022, the Company has no shares issued and outstanding.

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

The Company has accumulated approximately $2,452,824 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

As of June 30, 2023 and December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 6 – RELATED PARTY TRANSACTION

Mr. Zhang Ci, majority shareholder, director and officer of the Company, have paid certain expenses on behalf of the Company. Such amounts are due on demand and non-interest bearing. The outstanding amount due to related parties was $151,620 and $87,620 as of June 30, 2023 and December 31, 2022, respectively.

NOTE 7 – COMMITMENT AND CONTINGENCIES

Leases

The Company has elected not to recognize right-of-use (ROU) assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset.

On May 1, 2023, the Company entered into a commercial lease agreement for office space to be used as the Company’s headquarter office for private education. The base rent is CA$4,109.16 (US$3,109.35) per month. The Company has made a total payment of CA$12,327.48 (US$9,328.05) to the landlord pursuant to the lease agreement.

Rent expenses were $6,092.93 and $nil for the six months ended June 30, 2023 and 2022.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined it does not have any material subsequent events to disclose or require adjustments in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Asiarim Corp. aka Un Monde International Worldwide Ltd. for the three and six months ended June 30, 2023 and 2022, and the notes thereto.

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

Overview

Asiarim Corp. aka Un Monde International Worldwide Ltd. is a developmental stage company that focus on offering education and management services to private, distinguished, specialized, and internationalized education to international students in schools. We are implementing our business within the next 12 months.

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

Three Months Ended June 30, 2023 and 2022

Revenue

For the three months ended June 30, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended June 30, 2023 were $23,393 compared to $12,958 for the three months ended June 30, 2022.

The increase of operating expenses in 2023 is due to expenses incurred for being a public reporting company and rental expenses

Other Income and Expenses

For the three months ended June 30, 2023 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended June 30, 2023, the Company had a net loss of $23,393 compared to the three months ended June 30, 2022 of a net loss of $12,958.

Six Months Ended June 30, 2023 and 2022

Revenue

For the six months ended June 30, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the six months ended June 30, 2023 were $26,393 compared to $14,830 for the six months ended June 30, 2022.

The increase of operating expenses in 2023 is due to expenses incurred for being a public reporting company

Other Income and Expenses

For the six months ended June 30, 2023 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the six months ended June 30, 2023, the Company had a net loss of $26,393 compared to the six months ended June 30, 2022 of a net loss of $14,830.

Liquidity and Capital Resources

As of June 30, 2023, we had no cash and a working capital deficit of $129,114.

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

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $151,620 and $87,620 as of June 30, 2023 and December 31, 2022.

Operating Activities

Net cash used in operating activities were $64,000 for the six months ended June 30, 2023 and $801 for the same period ended 2022. The change resulted from net operating loss increase of $63,199. Accounts payable and accrued expenses decreased by $12,908 from $15,101 at December 31, 2022 to $2,193 at June 30, 2023. The decrease in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the six months ended June 30, 2023 and 2022.

Financing Activities

Net cash provided by financing activities were $64,000 for the six months ended June 30, 2023 and $801 for the same period ended in 2022. The Company received advances of $64,000 and $801 from related party for working capital purposes for the six months ended June 30, 2023, respectively.

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

PART II – OTHER INFORMATION

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

During the six months ended June 30, 2023, the Company did not sell any unregistered securities.

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

ASIARIM CORP. AKA UN MONDE INTERNATIONAL WORLDWIDE LTD.

Date: July 31, 2023	By:	/s/ Zhang Ci
	Name:	Zhang Ci
	Title:	President and Chief Executive Officer

Date: July 31, 2023	By:	/s/ Zhang Ci
	Name:	Zhang Ci
	Title:	Chief Financial Officer

