Form 10-K/A
period 2021-12-31
Un Monde International Ltd.
filed 2023-10-03
CIK 1415813

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

Un Monde International Ltd.
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

1

Explanatory Paragraph

This Amendment No. 2 to the Annual Report on Form 10-K for fiscal year ended December 31, 2021, is being filed solely to correct the company name from Un Monde International Worldwide Ltd. to Un Monde International Ltd. No other changes have been made to the Form 10-K, as originally filed on August 10, 2022.

ASIARIM CORP.

AKA UN MONDE INTERNATIONAL LTD.

ANNUAL REPORT ON FORM 10-K

i

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Un Monde International Ltd.”, “we,” “us,” “our,” “our Company”.

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

ii

PART I

ITEM 1. BUSINESS

Business Overview

(a) Business Development

Un Monde International Ltd. (the “Company”) was organized under the laws of the State of Nevada on June 15, 2007, as Asiarim Corp. The Company was a development stage company with the goal of acquire private corporations that are involved in education and management services offering private, distinguished, specialized, and internationalized education to international students in schools.

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

(b) Business of Issuer

Un Monde International Ltd. formerly Asiarim Corp. (the “Company”) is a developmental stage company, incorporated under the laws of the State of Nevada on June 15, 2007. Our plan of business has not been implemented but will incorporate the acquisition of private corporations involved in education and management services offering private, distinguished, specialized, and internationalized education to international students in schools.

The Company changed its name in Nevada, the state of domicile, to Un Monde International Ltd.

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

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our directors or executive officers, other business interests and their involvement with Un Monde International Ltd.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Un Monde International Ltd., has made no provisions for paying cash or non-cash compensation to its officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

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

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The Company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. Un Monde International Ltd. may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

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

____________________

(1)	Except as otherwise set forth above, the address of each beneficial owner is c/o Un Monde International Ltd., Westagate Mall, 5689 Condor Place, Mississauga ON, L5V 2J4 Canada
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

Lakewood, CO

August 8, 2022

Un Monde International Ltd

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

Un Monde International Ltd

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

Un Monde International Ltd

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

Un Monde International Ltd

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

UN MONDE INTERNATIONAL LTD

Formerly Asiarim corporation

NOTES TO FINANCIAL STATEMENTS

As of and for the year ended December 31, 2021 and 2020

NOTE 1 - ORGANIZATION AND OPERATIONS

Un Monde International Ltd formerly known as Asiarim Corporation (the “Company”) is a corporation organized under the laws of the State of Nevada on June 15, 2007. The operations of Asiarim Corporation and its subsidiaries were abandoned by former management and a custodianship action was commenced in 2016.

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

Un Monde International Ltd.
(Registrant)

Date: October 3, 2023	By:	/s/ Ci Zhang
Ci Zhang
Chief Executive Officer

Date: October 3, 2023	By:	/s/ Ci Zhang
Ci Zhang
Chief Financial Officer

16