Form 10-K/A
period 2021-12-31
Un Monde International Ltd.
filed 2023-10-03
CIK 1415813

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

ASIARIM CORP.

AKA UN MONDE INTERNATIONAL LTD.

ANNUAL REPORT ON FORM 10-K

i

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-K for fiscal year ended December 31, 2021, is being filed solely to correct the company name from Un Monde International Worldwide Ltd. to Un Monde International Ltd. No other changes have been made to the Form 10-K, as originally filed on September 6, 2022.

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

4