Form 10-Q/A
period 2022-03-31
Un Monde International Ltd.
filed 2023-10-03
CIK 1415813

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 333-147187

ASIARIM CORP. AKA UN MONDE INTERNATIONAL LTD.

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for quarter ended March 31, 2022, is being filed solely to correct the company name from Un Monde International Worldwide Ltd. to Un Monde International Ltd. No other changes have been made to the Form 10-Q/A, as originally filed on August 26, 2022.

ASIARIM CORP. AKA UN MONDE INTERNATIONAL LTD.

FORM 10-Q

March 31, 2022

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Un Monde International Ltd

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Asiarim Corp. aka Un Monde International Ltd. for the three months ended March 31, 2022 and 2021, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to Asiarim Corp. aka Un Monde International Ltd. or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in Asiarim Corp. aka Un Monde International Ltd.’s MD&A. Readers should not place undue reliance on any such forward-looking statements. Asiarim Corp. aka Un Monde International Ltd. disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Asiarim Corp. aka Un Monde International Ltd is a developmental stage company that focus on offering education and management services to private, distinguished, specialized, and internationalized education to international students in schools. We anticipate implementing our business within the next 12 months.

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

ASIARIM CORP. AKA UN MONDE INTERNATIONAL LTD.

Date: October 3, 2023	By:	/s/ Zhang Ci
	Name:	Zhang Ci
	Title:	President and Chief Executive Officer

Date: October 3, 2023	By:	/s/ Zhang Ci
	Name:	Zhang Ci
	Title:	Chief Financial Officer

