Form 10-Q/A
period 2022-06-30
Un Monde International Ltd.
filed 2023-10-03
CIK 1415813

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for quarter ended June 30, 2022, is being filed solely to correct the company name from Un Monde International Worldwide Ltd. to Un Monde International Ltd. No other changes have been made to the Form 10-Q/A, as originally filed on August 26, 2022.

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

