Form 10-K/A
period 2022-12-31
Un Monde International Ltd.
filed 2023-10-03
CIK 1415813

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

Explanatory Paragraph

This Amendment No. 1 to the Annual Report on Form 10-K for fiscal year ended December 31, 2022, is being filed solely to correct the company name from Un Monde International Worldwide Ltd. to Un Monde International Ltd. No other changes have been made to the Form 10-K, as originally filed on July 6, 2023.

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

UN MONDE INTERNATIONAL LTD.

By:	/s/ Ci Zhang
Ci Zhang, Chief Executive Officer Chief Financial Officer

Date:  October 3, 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Un Monde International Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Un Monde International Ltd. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

