Form 10-Q/A
period 2023-06-30
Un Monde International Ltd.
filed 2023-10-03
CIK 1415813

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for quarter ended June 30, 2023, is being filed solely to correct the company name from Un Monde International Worldwide Ltd. to Un Monde International Ltd. No other changes have been made to the Form 10-Q/A, as originally filed on July 31, 2023.

ASIARIM CORP. AKA UN MONDE INTERNATIONAL LTD.

FORM 10-Q

June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Un Monde International Ltd.

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

Un Monde International Ltd.

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

Un Monde International Ltd.

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

Un Monde International Ltd.

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

UN MONDE INTERNATIONAL LTD.

Formerly Asiarim corporation

NOTES TO FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2023 and 2022

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Un Monde International Ltd., formerly known as Asiarim Corporation (the “Company”), is a corporation organized under the laws of the State of Nevada on June 15, 2007. The operations of Asiarim Corporation and its subsidiaries were abandoned by former management and a custodianship action was commenced in 2016.

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

Overview

Asiarim Corp. aka Un Monde International Ltd. is a developmental stage company that focus on offering education and management services to private, distinguished, specialized, and internationalized education to international students in schools. We are implementing our business within the next 12 months.

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

