Form 10-Q
period 2023-09-30
Un Monde International Ltd.
filed 2023-11-14
CIK 1415813

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of September 30, 2023, there were 6,493,346 shares outstanding of the registrant’s common stock.

ASIARIM CORP. AKA UN MONDE INTERNATIONAL LTD.

FORM 10-Q

September 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Un Monde International Ltd

FORMERLY Asiarim Corp.

BALANCE SHEETS

Unaudited

	September 30,	December 31,
	2023	2022
Assets
Current Assets
Cash	$–	$–
Security deposit	9,107	–
Other current receivables and prepayments	9,353	–
Total Current Assets	18,460	–
Total Assets	$18,460	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$2,125	$15,101
Due to related party	170,833	87,620
Total Current Liabilities	172,958	102,721
Total Liabilities	172,958	102,721

Commitment & Contingencies	–	–

Stockholders' Deficit
Common Shares, $0.001 par value; 90,000,000 shares authorized, 6,493,346 and 6,493,346 shares issued and outstanding, respectively	6,493	6,493
Additional paid-in capital	2,317,217	2,317,217
Accumulated loss	(2,478,208)	(2,426,431)
Total Stockholders' Deficit	(154,498)	(102,721)
Total Liabilities and Stockholders' Deficit	$18,460	$–

See accompanying notes to financial statements

Un Monde International Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	7,480	15,671	27,682	27,673
Other general & administrative expense	17,904	(203)	24,095	2,625
Total operating expenses	25,384	15,468	51,777	30,298
Loss from operations	(25,384)	(15,468)	(51,777)	(30,298)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(25,384)	(15,468)	(51,777)	(30,298)
Income tax expense	–	–	–	–
Net loss	$(25,384)	$(15,468)	$(51,777)	$(30,298)

Earnings (Loss) per Share - Basic and Diluted	$(0.004)	$(0.002)	$(0.008)	$(0.005)
Weighted Average Shares Outstanding - Basic and Diluted	6,493,346	6,493,346	6,493,346	6,493,346

See accompanying notes to financial statements

Un Monde International Ltd

FORMERLY Asiarim Corp. *

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2023 and 2022

Unaudited

	Common Shares		Additional		Total
	Shares	Par Value, $0.001	paid-in capital	Accumulated loss	Stockholders’ Deficit
Balance, December 31, 2021	6,493,346	$6,493	$2,317,217	$(2,389,782)	$(66,072)
Net loss	–	–	–	(1,872)	(1,872)
Balance, March 31, 2022	6,493,346	6,493	2,317,217	(2,391,654)	(67,944)
Net loss	–	–	–	(12,958)	(12,958)
Balance, June 30, 2022	6,493,346	6,493	2,317,217	(2,404,612)	(80,902)
Net loss	–	–	–	(15,468)	(15,468)
Balance, September 30, 2022	6,493,346	6,493	2,317,217	(2,420,080)	(96,370)

Balance, December 31, 2022	6,493,346	$6,493	$2,317,217	$(2,426,431)	$(102,721)
Net loss	–	–	–	(3,000)	(3,000)
Balance, March 31, 2023	6,493,346	6,493	2,317,217	(2,429,431)	(105,721)
Net loss	–	–	–	(23,393)	(23,393)
Balance, June 30, 2023	6,493,346	6,493	2,317,217	(2,452,824)	(129,114)
Net loss	–	–	–	(25,384)	(25,384)
Balance, September 30, 2023	6,493,346	$6,493	$2,317,217	$(2,478,208)	$(154,498)

*See accompanying notes to financial statements

Un Monde International Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(51,777)	$(30,298)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Other current receivables and prepayments	(9,353)	–
Accounts payable and accrued expenses	(12,976)	9,632
Security deposit	(9,107)	–
Net Cash Used in Operating Activities	(83,213)	(20,666)

Cash Flows from Investing Activities
Acquisition (Disposal) of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	83,213	20,666
Net Cash Provided by Financing Activities	83,213	20,666

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

UN MONDE INTERNATIONAL LTD.

Formerly Asiarim corporation

NOTES TO FINANCIAL STATEMENTS

As of and for the nine months ended September 30, 2023 and 2022

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

As of September 30, 2023 and December 31, 2022, the Company has 6,493,346 and 6,493,346 shares issued and outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.

As of September 30, 2023 and December 31, 2022, the Company has no shares issued and outstanding.

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

As of September 30, 2023, the Company has accumulated approximately $2,478,208 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

As of September 30, 2023 and December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 6 – RELATED PARTY TRANSACTION

Mr. Zhang Ci, majority shareholder, director and officer of the Company, have paid certain expenses on behalf of the Company. Such amounts are due on demand and non-interest bearing. The outstanding amount due to related parties was $170,833 and $87,620 as of September 30, 2023 and December 31, 2022, respectively.

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

Rent expenses were $15,306 and $nil for the nine months ended September 30, 2023 and 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Asiarim Corp. aka Un Monde International Ltd. for the three and nine months ended September 30, 2023 and 2022, and the notes thereto.

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

Going Concern

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

Three Months Ended September 30, 2023 and 2022

Revenue

For the three months ended September 30, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2023 were $25,384 compared to $15,468 for the three months ended September 30, 2022.

The increase of operating expenses in 2023 is due to expenses incurred for being a public reporting company and rental expenses

Other Income and Expenses

For the three months ended September 30, 2023 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended September 30, 2023, the Company had a net loss of $25,384 compared to the three months ended September 30, 2022 of a net loss of $15,468.

Nine months Ended September 30, 2023 and 2022

Revenue

For the nine months ended September 30, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the nine months ended September 30, 2023 were $51,777 compared to $30,298 for the nine months ended September 30, 2022.

The increase of operating expenses in 2023 is due to expenses incurred for being a public reporting company

Other Income and Expenses

For the nine months ended September 30, 2023 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the nine months ended September 30, 2023, the Company had a net loss of $51,777 compared to the nine months ended September 30, 2022 of a net loss of $30,298.

Liquidity and Capital Resources

As of September 30, 2023, we had no cash and a working capital deficit of $154,498.

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

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $170,833 and $87,620 as of September 30, 2023 and December 31, 2022.

Operating Activities

Net cash used in operating activities were $74,106 for the nine months ended September 30, 2023 and $20,666 for the same period ended 2022. The change resulted from net operating loss $51,777 for the nine months ended September 30, 2023 with Accounts payable and accrued expenses decreased by $12,976 from $15,101 at December 31, 2022 to $2,125 at September 30, 2023, as well as an increase in security deposit of $9,353 for lease of office space. The decrease in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the nine months ended September 30, 2023 and 2022.

Financing Activities

Net cash provided by financing activities were $83,213 for the nine months ended September 30, 2023 and $20,666 for the same period ended in 2022. The Company received advances of $83,203 and $20,666 from related party for working capital purposes for the nine months ended September 30, 2023, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2023, the Company did not sell any unregistered securities.

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

ASIARIM CORP. AKA UN MONDE INTERNATIONAL LTD.

Date: November 14, 2023	By:	/s/ Zhang Ci
	Name:	Zhang Ci
	Title:	President and Chief Executive Officer

Date: November 14, 2023	By:	/s/ Zhang Ci
	Name:	Zhang Ci
	Title:	Chief Financial Officer

