Form 10-K
period 2023-12-31
Un Monde International Ltd.
filed 2024-03-26
CIK 1415813

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2023

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

+ 1-905-962-0823

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	ARMC	N/A

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

The number of shares of the registrant's common stock outstanding on December 31, 2023 was 6,493,346.

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

The former business operations of Asiarim Corp. and its subsidiaries were abandoned by former management and a custodianship action, as described in the subsequent paragraph, was commenced in 2016. The Company filed its last 10-Q in 2011, this financial report included liabilities and debts. As of the date of this filing, these liabilities and debts have been addressed and the legal opinion for debt write off.

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

The Company was severely delinquent in filing annual reports for the Company’s charter. The last annual report was filed on September 30, 2010 in on Form 10-K. In addition, the company was subject to Exchange Act reporting requirements including filing 10-Q’s and 10-Ks. The Company filed its last 10-Q for quarter ending June 30, 2011, and was out of compliance with Exchange Act reporting. Mr. Glass attempted to contact the Company’s officers and directors through letters, emails, and phone calls, with no success.

Mr. Glass was a shareholder in the Company and applied to the Court for an Order appointing Brian Glass as the Custodian. This application was for the purpose of reinstating the Company’s corporate charter to do business and restoring value to the Company for the benefit of the stockholders.

Mr. Glass performed the following actions in its capacity as custodian:

•	Funded any expenses of the company including paying off outstanding liabilities
•	Brought the Company back into compliance with the Nevada Secretary of State, resident agent, transfer agent
•	Appointed officers and directors and held a shareholders meeting

The Custodian paid the following expenses on behalf of the company:

•	Nevada Secretary of State for reinstatement of the Company, $3,925
•	Transfer agent, Island Stock Transfer, $9,100
•	Amended and Restated Articles of Incorporation for the Company, $175

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

Item 1B.	Unresolved Staff Comments

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 1C.	Cybersecurity

None.

Item 2.	Properties

The Company does not own any real estate or other properties and has not entered into any long-term lease or rental agreements for property.

Item 3.	Legal Proceedings

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

	Price Range
Period	High ($)	Low ($)
Year ended December 31, 2023
First Quarter	1.50	1.49
Second Quarter	1.49	1.49
Third Quarter	1.49	1.44
Fourth Quarter	1.44	1.44
Year Ended December 31, 2022:
First Quarter	2.00	2.00
Second Quarter	1.80	1.80
Third Quarter	1.80	1.80
Fourth Quarter	1.68	1.68

(b) Holders.

As of March 19, 2024, there are approximately 87 holders of an aggregate of 64,933,466 shares of our Common Stock issued and outstanding.

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2023, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Recent Developments

The Company ceased being a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 which defines a shell company as a company that has:

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

Results of Operations Comparison of the Years Ended December 31, 2023 and 2022

Revenue

We had no revenues from operations during either 2023 or 2022.

General and Administrative Expense

General and Administrative Expenses were $68,987 for the year ended December 31, 2023 compared to $36,649 for the year ended December 31, 2022, an increase of $32,338 or 88.24%. The Company incurred additional expenses due to the change of control of the Company in 2023 and for becoming a public reporting company.

Net Loss

We had a net loss of $68,987 for the year ended December 31, 2023, compared to $36,649 for the year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had $0 of cash, liabilities of $182,301, and an accumulated deficit of $2,495,418.

Net cash used in operating activities were $92,240 and $25,312 for the years ended December 31, 2023 and 2022, respectively.

Net cash provided by financing activities were $92,240 and 25,312 for the years ended December 31, 2023 and 2022, respectively. The Company received advances from related parties as working capital the amounts.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we have not yet generated any revenue, had a net loss of $68,987 and have an accumulated loss of $2,495,418 as of December 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 8.	Financial Statements and Supplementary Data.

The full text of the Company’s financial statements for the years ended December 31, 2023 and 2022, begins on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting was not effective as of December 31, 2023.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2023 and communicated the matters to our management.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2023.

Item 9B.	Other Information.

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Officers and directors and additional information concerning them are as follows:

Name	Age	Position
Dr. Zhang Ci	41	Chairman and Director, CEO, CFO and Secretary

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

For each of the years ended December 31, 2023, and 2022 there was no direct compensation awarded to, earned by, or paid by us to any of our executive officers and directors.

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2023.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2023 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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
(2)	Based on 6,493,346 shares of common stock issued and outstanding as of December 31, 2023, together with securities exercisable or convertible into shares of common stock with respect to such securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Transactions with Related Persons

Mr. Ci Zhang, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing without maturity date. The outstanding amount due to related parties was $179,860 and $87,620 as of December 31, 2023 and 2022, respectively.

Item 14.	Principal Accounting Fees and Services

Independent Auditors’ Fees

The following table represents fees billed for each of the years ended December 31 for professional audit services rendered by our independent registered public accounting firm:

	December 31, 2023	December 31, 2022

Audit fees (1)	$22,500	$15,950
Audit-related fees (2)
Tax fees (3)
All other fees (4)
Total	$22,500	$15,950

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

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

Date:  March 26, 2024

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Un Monde International Worldwide Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Un Monde International Worldwide Ltd. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

March 25, 2024

Un Monde International Ltd

FORMERLY Asiarim Corp.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets
Current Assets
Cash	$–	$–
Security deposit	9,107	–
Other current receivables and prepayments	1,486	–
Total Current Assets	10,593	–
Total Assets	$10,593	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$2,441	$15,101
Due to related party	179,860	87,620
Total Current Liabilities	182,301	102,721
Total Liabilities	182,301	102,721

Commitment & contingencies	–	–

Stockholders' Deficit
Common Shares, $0.001 par value; 90,000,000 shares authorized, 6,493,346 and 6,493,346 shares issued and outstanding, respectively	6,493	6,493
Additional paid-in capital	2,317,217	2,317,217
Accumulated loss	(2,495,418)	(2,426,431)
Total Stockholders' Deficit	(171,708)	(102,721)
Total Liabilities and Stockholders' Deficit	$10,593	$–

See accompanying notes to financial statements

Un Monde International Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2023	2022

Revenues	$–	$–

Operating expenses
Professional fees	35,543	33,918
Other general & administrative expense	33,444	2,731
Total operating expenses	68,987	36,649
Loss from operations	(68,987)	(36,649)

Other Income (Expenses)
Interest income (expense)	–	–
Total other income (expenses)	–	–

Net loss before income tax	(68,987)	(36,649)
Income tax expense	–	–
Net loss	$(68,987)	$(36,649)

Earnings (Loss) per Share - Basic and Diluted	$(0.011)	$(0.006)
Weighted Average Shares Outstanding - Basic and Diluted	6,493,346	6,493,346

See accompanying notes to financial statements

Un Monde International Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2023 and 2022

	Common Shares		Additional		Total
	Shares	Par Value, $0.001	paid-in capital	Accumulated loss	Stockholders' Deficit
Balance, December 31, 2021	6,493,346	$6,493	$2,317,217	$(2,389,782)	$(66,072)
Net loss	–	–	–	(36,649)	(36,649)
Balance, December 31, 2022	6,493,346	$6,493	$2,317,217	$(2,426,431)	$(102,721)

Balance, December 31, 2022	6,493,346	$6,493	$2,317,217	$(2,426,431)	$(102,721)
Net loss	–	–	–	(68,987)	(68,987)
Balance, December 31, 2023	6,493,346	$6,493	$2,317,217	$(2,495,418)	$(171,708)

See accompanying notes to financial statements

Un Monde International Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(68,987)	$(36,649)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Other current receivables and prepayments	(1,486)	–
Accounts payable and accrued expenses	(12,660)	11,337
Security deposit	(9,107)	–
Net Cash Used in Operating Activities	(92,240)	(25,312)

Cash Flows from Investing Activities
Acquisition (Disposal) of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	92,240	25,312
Net Cash Provided by Financing Activities	92,240	25,312

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

UN MONDE INTERNATIONAL WORLDWIDE LTD.

Formerly Asiarim corporation

NOTES TO FINANCIAL STATEMENTS

As of and for the years ended December 31, 2023 and 2022

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

On September 9, 2021, the Company effected a one-for-ten reverse stock split of its common stock. All share and earnings per share information have been retroactively adjusted to reflect the reverse stock split was recorded with the offset to additional paid-in capital.

On July 12, 2021, the Company completed the cancellation of 1,276,487 shares of common stock pursuant to an Assignment of Rights agreement dated October 3, 2016 where certain shareholders have entered into with the Company to return 1,276,487 shares of common stock to the Company as treasury stock.

As of December 31, 2023 and 2022, the Company has 6,493,346 shares issued and outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.

As of December 31, 2023 and 2022, the Company has no shares issued and outstanding.

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

The Company has accumulated approximately $2,495,418 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 6 – RELATED PARTY TRANSACTION

Mr. Zhang Ci, majority shareholder, director and officer of the Company, have paid certain expenses on behalf of the Company. Such amounts are due on demand and non-interest bearing. The outstanding amount due to related parties was $179,860 and $87,620 as of December 31, 2023 and 2022, respectively.

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

Rent expenses were $24,333 and $nil for the year ended December 31, 2023 and 2022.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose or require adjustments in these financial statements.

