Form 10-Q
period 2024-03-31
Un Monde International Ltd.
filed 2024-05-17
CIK 1415813

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of March 31, 2024, there were 6,493,346 shares outstanding of the registrant’s common stock.

ASIARIM CORP. AKA UN MONDE INTERNATIONAL LTD.

FORM 10-Q

March 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Un Monde International Ltd

FORMERLY Asiarim Corp.

BALANCE SHEETS

Unaudited

	March 31,	December 31,
	2024	2023
Assets
Current Assets
Cash	$–	$–
Security deposit - current	–	9,107
Other current receivables and prepayments	4,948	1,485
Total Current Assets	4,948	10,592
Operating lease right of use asset, net	129,495	–
Security deposit	7,621	–
Total Assets	142,064	10,592

Liabilities
Current Liabilities
Accounts payable and accrued expenses	2,698	2,441
Operating lease liabilities - current	104,748	–
Due to related party	208,156	179,860
Total Current Liabilities	315,602	182,301
Operating lease liabilities	22,892	–
Total Liabilities	338,494	182,301

Commitment & contingencies	–	–

Stockholders' Deficit
Common Shares, $0.001 par value; 90,000,000 shares authorized, 6,493,346 and 6,493,346 shares issued and outstanding, respectively	6,494	6,494
Additional paid-in capital	2,317,216	2,317,216
Accumulated loss	(2,520,140)	(2,495,419)
Total Stockholders' Deficit	(196,430)	(171,709)
Total Liabilities and Stockholders' Deficit	$142,064	$10,592

See accompanying notes to financial statements

Un Monde International Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended
	March 31,	March 31,
	2024	2023
Revenues	$–	$–

Operating expenses
Professional fees	16,773	3,000
Other general & administrative expense	7,948	–
Total operating expenses	24,721	3,000
Loss from operations	(24,721)	(3,000)

Other Income (Expenses)
Interest income (expense)	–	–
Total other income (expenses)	–	–

Net loss before income tax	(24,721)	(3,000)
Income tax expense	–	–
Net loss	$(24,721)	$(3,000)

Earnings (Loss) per Share - Basic and Diluted	$(0.004)	$(0.000)
Weighted Average Shares Outstanding - Basic and Diluted	6,493,346	6,493,346

See accompanying notes to financial statements

Un Monde International Ltd

FORMERLY Asiarim Corp. *

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2024 and 2023

Unaudited

	Common Shares
	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2022	6,493,346	$6,494	$2,317,216	$(2,426,431)	$(102,721)
Net loss	–	–	–	(3,000)	(3,000)
Balance, March 31, 2023	6,493,346	6,494	2,317,216	(2,429,431)	(105,721)

Balance, December 31, 2023	6,493,346	$6,494	$2,317,216	$(2,495,419)	$(171,709)
Net loss	–	–	–	(24,721)	(24,721)
Balance, March 31, 2024	6,493,346	6,494	2,317,216	(2,520,140)	(196,430)

* See accompanying notes to financial statements

Un Monde International Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,	March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(24,721)	$(3,000)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Amortization of operating lease ROU assets	5,192	–
Changes in operating assets and liabilities
Other current receivables and prepayments	(3,462)	–
Accounts payable and accrued expenses	257	3,000
Security deposit	1,486	–
Operating lease liabilities	(7,048)	–
Net Cash (Used in) Provided by Operating Activities	(28,296)	–

Cash Flows from Investing Activities
Acquisition of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from related party payables	28,296	–
Net Cash (Used in) Provided by Financing Activities	28,296	–

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

Non-Cash Investing and Financing Activities
Operating lease ROU asset and lease liability recognized	$111,796	$–

See accompanying notes to financial statements

UN MONDE INTERNATIONAL WORLDWIDE LTD

Formerly Asiarim corporation

NOTES TO FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2024 and 2023

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2023.

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

As of March 31, 2024 and December 31, 2023, the Company has 6,493,346 and 6,493,346 shares issued and outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.

As of March 31, 2024 and December 31, 2023, the Company has no shares issued and outstanding.

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

The Company has accumulated approximately $2,520,140 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

As of March 31, 2024 and December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 6 – RELATED PARTY TRANSACTION

Mr. Zhang Ci, majority shareholder, director and officer of the Company, have paid certain expenses on behalf of the Company. Such amounts are due on demand and non-interest bearing. The outstanding amount due to related parties was $208,156 and $179,860 as of March 31, 2024 and December 31, 2023, respectively.

NOTE 7 – COMMITMENT AND CONTINGENCIES

Leases

The Company has elected not to recognize right-of-use (ROU) assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset.

For leases with more than 12 months, the Company recognize operating lease right-of-use assets and liabilities are at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is incremental borrowing rate or, if available, the rate implicit in the lease.

On May 1, 2023, the Company entered into a commercial lease agreement for office space to be used as the Company’s headquarter office for private education. The base rent is CA$4,109.16 (US$3,109.35) per month. This lease was terminated as of December 31, 2023.

On January 1, 2024, the Company entered into a new commercial lease agreement for office space to be used as the Company’s headquarter office for private education. The base rent is CA$4,366.86 (US$3,295.76) per month for year 2024 and the base rent will increase subsequently each year.

Operating lease expenses were $5,192 and $nil for the three months ended March 31, 2024 and 2023, respectively.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three months ended March 31,
	2024	2023
Lease cost
Operating lease cost	$5,192	$–

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$7,048	$–
Weighted average remaining lease term – operating leases (in years)	4.75	–
Average discount rate – operating lease	7.04%	–%

The supplemental balance sheet information related to leases is as follows:

	March 31, 2024	December 31, 2023
Operating leases
Right-of-use assets	$129,495	$–
Operating lease liabilities	$127,640	$–

The undiscounted future minimum lease payment schedule as follows:

For the year ending December 31,
2024 (nine months remaining)	21,050
2025	29,461
2026	30,945
2027	32,484
2028	34,114
Thereafter	–
Total undiscounted lease payments	148,054
Less: interest	(22,578)
Total lease liabilities	125,476

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Asiarim Corp. aka Un Monde International Ltd. for the three months ended March 31, 2024 and 2023, and the notes thereto.

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

Three Months Ended March 31, 2024 and 2023

Revenue

For the three months ended March 31, 2024 and 2023, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2024 were $24,721 compared to the three months ended March 31, 2023 were $3,000.

The increase of operating expenses in 2024 is due to expenses incurred for being a public reporting company and rental expenses.

Other Income and Expenses

For the three months ended March 31, 2024 and 2023, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended March 31, 2024, the Company had a net loss of $24,721 compared to the three months ended March 31, 2023 of a net loss of $3,000.

Liquidity and Capital Resources

As of March 31, 2024, we had no cash and had a working capital deficit of $310,654.

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

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $208,156 and $179,860 as of March 31, 2024 and December 31, 2023.

Operating Activities

Net cash used in operating activities were $28,296 for the three months ended March 31, 2024 and $Nil for the same period ended 2023. The change resulted from net operating loss $24,721 for the three months ended March 31, 2024 with accounts payable and accrued expenses increased by $257 from $2,441 at December 31, 2023 to $2,698 at March 31, 2024, as well as an increase in security deposit of $1,486 for lease of office space, and decrease in lease liability of $7,048. The increase in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the three months ended March 31, 2024 and 2023.

Financing Activities

Net cash provided by financing activities were $28,296 for the three months ended March 31, 2024 and $Nil for the same period ended in 2023. The Company received advances of $28,296 and $Nil from related party for working capital purposes for the three months ended March 31, 2024, respectively.

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

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our December 31, 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ASIARIM CORP. AKA UN MONDE INTERNATIONAL LTD.

Date: May 16, 2024	By:	/s/ Zhang Ci
	Name:	Zhang Ci
	Title:	President and Chief Executive Officer

Date: May 16, 2024	By:	/s/ Zhang Ci
	Name:	Zhang Ci
	Title:	Chief Financial Officer

