Form 10-Q
period 2024-06-30
Un Monde International Ltd.
filed 2024-08-15
CIK 1415813

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of June 30, 2024, there were 6,493,346 shares outstanding of the registrant’s common stock.

ASIARIM CORP. AKA UN MONDE INTERNATIONAL LTD.

FORM 10-Q

June 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Un Monde International Ltd

FORMERLY Asiarim Corp.

BALANCE SHEETS

Unaudited

	June 30,	December 31,
	2024	2023
Assets
Current Assets
Cash	$–	$–
Security deposit - current	–	9,107
Other current receivables and prepayments	–	1,485
Total Current Assets	–	10,592
Operating lease right of use asset, net	123,967	–
Security deposit	7,621	–
Total Assets	131,588	10,592

Liabilities
Current Liabilities
Accounts payable and accrued expenses	3,288	2,441
Operating lease liabilities - current	25,104	–
Due to related party	220,529	179,860
Total Current Liabilities	248,921	182,301
Operating lease liabilities	97,737	–
Total Liabilities	346,658	182,301

Commitment & contingencies	–	–

Stockholders' Deficit
Common Shares, $0.001 par value; 90,000,000 shares authorized, 6,493,346 and 6,493,346 shares issued and outstanding, respectively	6,493	6,493
Additional paid-in capital	2,317,217	2,317,217
Accumulated loss	(2,538,780)	(2,495,419)
Total Stockholders' Deficit	(215,070)	(171,709)
Total Liabilities and Stockholders' Deficit	$131,588	$10,592

See accompanying notes to financial statements

Un Monde International Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	6,215	17,202	22,988	20,202
Other general & administrative expense	12,425	6,191	20,373	6,191
Total operating expenses	18,640	23,393	43,361	26,393
Loss from operations	(18,640)	(23,393)	(43,361)	(26,393)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(18,640)	(23,393)	(43,361)	(26,393)
Income tax expense	–	–	–	–
Net loss	$(18,640)	$(23,393)	$(43,361)	$(26,393)

Earnings (Loss) per Share - Basic and Diluted	$(0.003)	$(0.004)	$(0.007)	$(0.004)
Weighted Average Shares Outstanding - Basic and Diluted	6,493,346	6,493,346	6,493,346	6,493,346

See accompanying notes to financial statements

Un Monde International Ltd

FORMERLY Asiarim Corp. *

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Six Months Ended June 30, 2024 and 2023

Unaudited

	Common Shares
	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2022	6,493,346	$6,494	$2,317,216	$(2,426,431)	$(102,721)
Net loss	–	–	–	(3,000)	(3,000)
Balance, March 31, 2023	6,493,346	6,494	2,317,216	(2,429,431)	(105,721)
Net loss	–	–	–	(23,393)	(23,393)
Balance, June 30, 2023	6,493,346	6,494	2,317,216	(2,452,824)	(129,114)

Balance, December 31, 2023	6,493,346	$6,494	$2,317,216	$(2,495,419)	$(171,709)
Net loss	–	–	–	(24,721)	(24,721)
Balance, March 31, 2024	6,493,346	6,494	2,317,216	(2,520,140)	(196,430)
Net loss	–	–	–	(18,640)	(18,640)
Balance, June 30, 2024	6,493,346	6,494	2,317,216	(2,538,780)	(215,070)

*See accompanying notes to financial statements

Un Monde International Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,	June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(43,361)	$(26,393)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Amortization of operating lease ROU assets	12,865	–
Changes in operating assets and liabilities
Other current receivables and prepayments	1,485	(24,699)
Accounts payable and accrued expenses	847	(12,908)
Security deposit	1,486	–
Operating lease liabilities	(13,991)	–
Net Cash Used in Operating Activities	(40,669)	(64,000)

Cash Flows from Investing Activities
Acquisition (Disposal) of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	40,669	64,000
Net Cash Provided by Financing Activities	40,669	64,000

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

Non-Cash Investing and Financing Activities
Operating lease ROU asset and lease liability recognized	$134,687	$–

See accompanying notes to financial statements

UN MONDE INTERNATIONAL WORLDWIDE LTD

Formerly Asiarim corporation

NOTES TO FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2024 and 2023

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

As of June 30, 2024 and December 31, 2023, the Company has 6,493,346 and 6,493,346 shares issued and outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.

As of June 30, 2024 and December 31, 2023, the Company has no shares issued and outstanding.

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

The Company has accumulated approximately $2,538,780 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

As of June 30, 2024 and December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 6 – RELATED PARTY TRANSACTION

Mr. Zhang Ci, majority shareholder, director and officer of the Company, have paid certain expenses on behalf of the Company. Such amounts are due on demand and non-interest bearing. The outstanding amount due to related parties was $220,529 and $179,860 as of June 30, 2024 and December 31, 2023, respectively.

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

Operating lease expenses were $12,865 and $nil for the six months ended June 30, 2024 and 2023, respectively.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Six months ended June 30,
	2024	2023
Lease cost
Operating lease cost	$12,865	$–

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$13,992	$–
Weighted average remaining lease term – operating leases (in years)	4.75	–
Average discount rate – operating lease	7.04%	–%

The supplemental balance sheet information related to leases is as follows:

	June 30, 2024	December 31, 2023
Operating leases
Right-of-use assets	$123,967	$–
Operating lease liabilities	$123,967	$–

The undiscounted future minimum lease payment schedule as follows:

For the year ending December 31,
2024 (six months remaining)	13,866
2025	29,109
2026	30,576
2027	32,097
2028	33,707
Thereafter	–
Total undiscounted lease payments	139,355
Less: interest	(16,514)
Total lease liabilities	122,841

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Asiarim Corp. aka Un Monde International Ltd. for the three and six months ended June 30, 2024 and 2023, and the notes thereto.

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

Three and Six Months Ended June 30, 2024 and 2023

Revenue

For the three months ended June 30, 2024 and 2023, the Company had not generated any revenues.

For the six months ended June 30, 2024 and 2023, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended June 30, 2024 were $18,640 compared to the three months ended June 30, 2023 were $23,393. The increase of operating expenses in 2024 is due to expenses incurred for being a public reporting company and rental expenses.

Operating expenses for the six months ended June 30, 2024 were $43,361 compared to $26,393 for the six months ended June 30, 2023. The increase of operating expenses in 2023 is due to expenses incurred for being a public reporting company

Other Income and Expenses

For the three months ended June 30, 2024 and 2023, the Company did not have any other income or expenses.

For the six months ended June 30, 2024 and 2023, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended June 30, 2024, the Company had a net loss of $18,640 compared to the three months ended June 30, 2023 of a net loss of $23,393.

For the six months ended June 30, 2024, the Company had a net loss of $43,361 compared to the six months ended June 30, 2023 of a net loss of $26,393.

Liquidity and Capital Resources

As of June 30, 2024, we had no cash and had a working capital deficit of $248,921.

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

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $220,529 and $179,860 as of June 30, 2024 and December 31, 2023.

Operating Activities

Net cash used in operating activities were $40,669 for the six months ended June 30, 2024 and $64,000 for the same period ended 2023. The change resulted from net operating loss $43,361 for the six months ended June 30, 2024 with accounts payable and accrued expenses increased by $847 from $2,441 at December 31, 2023 to $3,288 at June 30, 2024, as well as an increase in security deposit of $1,486 for lease of office space, and decrease in lease liability of $13,991. The increase in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the six months ended June 30, 2024 and 2023.

Financing Activities

Net cash provided by financing activities were $40,669 for the six months ended June 30, 2024 and $64,000 for the same period ended in 2023. The Company received advances of $40,669 and $64,000 from related party for working capital purposes for the six months ended June 30, 2024, respectively.

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

During the six months ended June 30, 2024, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ASIARIM CORP. AKA UN MONDE INTERNATIONAL LTD.

Date: August 15, 2024	By:	/s/ Zhang Ci
	Name:	Zhang Ci
	Title:	President and Chief Executive Officer

Date: August 15, 2024	By:	/s/ Zhang Ci
	Name:	Zhang Ci
	Title:	Chief Financial Officer

