Form 10-Q
period 2024-09-30
Un Monde International Ltd.
filed 2024-11-15
CIK 1415813

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of September 30, 2024, there were 6,493,346 shares outstanding of the registrant’s common stock.

ASIARIM CORP. AKA UN MONDE INTERNATIONAL LTD.

FORM 10-Q

September 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Un Monde International Ltd

FORMERLY Asiarim Corp.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current Assets
Cash	$–	$–
Security deposit - current	–	9,107
Other current receivables and prepayments	–	1,485
Total Current Assets	–	10,592
Operating lease right of use asset, net	118,338	–
Security deposit	7,621	–
Total Assets	125,959	10,592

Liabilities
Current Liabilities
Accounts payable and accrued expenses	6,857	2,441
Operating lease liabilities - current	24,498	–
Due to related party	239,111	179,860
Total Current Liabilities	270,466	182,301
Operating lease liabilities	93,445	–
Total Liabilities	363,911	182,301

Commitment & contingencies	–	–

Stockholders' Deficit
Common Shares, $0.001 par value; 90,000,000 shares authorized, 6,493,346 and 6,493,346 shares issued and outstanding, respectively	6,493	6,493
Additional paid-in capital	2,317,217	2,317,217
Accumulated loss	(2,561,662)	(2,495,419)
Total Stockholders' Deficit	(237,952)	(171,709)
Total Liabilities and Stockholders' Deficit	$125,959	$10,592

See accompanying notes to unaudited condensed financial statements

Un Monde International Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	12,542	7,480	35,530	27,682
Other general & administrative expense	10,340	17,904	30,713	24,095
Total operating expenses	22,882	25,384	66,243	51,777
Loss from operations	(22,882)	(25,384)	(66,243)	(51,777)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(22,882)	(25,384)	(66,243)	(51,777)
Income tax expense	–	–	–	–
Net loss	$(22,882)	$(25,384)	$(66,243)	$(51,777)

Earnings (Loss) per Share - Basic and Diluted	$(0.004)	$(0.004)	$(0.010)	$(0.008)
Weighted Average Shares Outstanding - Basic and Diluted	6,493,346	6,493,346	6,493,346	6,493,346

See accompanying notes to unaudited condensed financial statements

Un Monde International Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2024 and 2023

Unaudited

	Common Shares
	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2022	6,493,346	$6,493	$2,317,217	$(2,426,431)	$(102,721)
Net loss	–	–	–	(3,000)	(3,000)
Balance, March 31, 2023	6,493,346	6,493	2,317,217	(2,429,431)	(105,721)
Net loss	–	–	–	(23,393)	(23,393)
Balance, June 30, 2023	6,493,346	6,493	2,317,217	(2,452,824)	(129,114)
Net loss	–	–	–	(25,384)	(25,384)
Balance, September 30, 2023	6,493,346	$6,493	$2,317,217	$(2,478,208)	$(154,498)

Balance, December 31, 2023	6,493,346	$6,493	$2,317,217	$(2,495,419)	$(171,709)
Net loss	–	–	–	(24,721)	(24,721)
Balance, March 31, 2024	6,493,346	6,493	2,317,217	(2,520,140)	(196,430)
Net loss	–	–	–	(18,640)	(18,640)
Balance, June 30, 2024	6,493,346	6,493	2,317,217	(2,538,780)	(215,070)
Net loss	–	–	–	(22,882)	(22,882)
Balance, September 30, 2024	6,493,346	$6,493	$2,317,217	$(2,561,662)	$(237,952)

See accompanying notes to unaudited condensed financial statements

Un Monde International Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(66,243)	$(51,777)
Adjustment to reconcile Net loss from operations:
Amortization of operating lease Rou assets	16,349	–
Changes in operating assets and liabilities
Other current receivables and prepayments	1,485	(9,353)
Accounts payable and accrued expenses	4,416	(12,976)
Security deposit	1,486	(9,107)
Operating lease liabilities	(16,744)	–
Net Cash Used in Operating Activities	(59,251)	(83,213)

Cash Flows from Investing Activities
Acquisition of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from related party payables	59,251	83,213
Net Cash Provided by Financing Activities	59,251	83,213

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to unaudited condensed financial statements

UN MONDE INTERNATIONAL WORLDWIDE LTD

Formerly Asiarim corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2024 and December 31, 2023, the Company has 6,493,346 and 6,493,346 shares issued and outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.

As of September 30, 2024 and December 31, 2023, the Company has no shares issued and outstanding.

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

The Company has accumulated approximately $2,561,662 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

As of September 30, 2024 and December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 6 – RELATED PARTY TRANSACTION

Mr. Zhang Ci, majority shareholder, director and officer of the Company, have paid certain expenses on behalf of the Company. Such amounts are due on demand and non-interest bearing. The outstanding amount due to related parties was $239,911 and $179,860 as of September 30, 2024 and December 31, 2023, respectively.

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

Operating lease expenses were $20,560 and $15,306 for the nine months ended September 30, 2024 and 2023, respectively.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Nine months ended September 30,
	2024	2023
Lease cost
Operating lease cost	$20,560	$–

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$16,744	$–
Weighted average remaining lease term – operating leases (in years)	4.50	–
Average discount rate – operating lease	7.04%	–%

The supplemental balance sheet information related to leases is as follows:

	September 30, 2024	December 31, 2023
Operating leases
Right-of-use assets	$118,338	$–
Operating lease liabilities	$117,943	$–

The undiscounted future minimum lease payment schedule as follows:

For the year ending December 31,
2024 (three months remaining)	7,031
2025	29,519
2026	31,007
2027	32,549
2028	34,182
Thereafter	–
Total undiscounted lease payments	132,288
Less: interest	(18,424)
Total lease liabilities	115,864

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Asiarim Corp. aka Un Monde International Ltd. for the three and nine months ended September 30, 2024 and 2023, and the notes thereto.

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

Three and Nine months Ended September 30, 2024 and 2023

Revenue

For the three months ended September 30, 2024 and 2023, the Company had not generated any revenues.

For the nine months ended September 30, 2024 and 2023, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 were $22,882 compared to the three months ended September 30, 2023 were $25,834. The operating expenses for these two periods remained similar and reasonable, with no significant changes to the Company’s operations.

Operating expenses for the nine months ended September 30, 2024 were $66,243 compared to $51,777 for the nine months ended September 30, 2023. The operating expenses for these two periods remained similar and reasonable, with no significant changes to the Company’s operations.

Other Income and Expenses

For the three months ended September 30, 2024 and 2023, the Company did not have any other income or expenses.

For the nine months ended September 30, 2024 and 2023, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended September 30, 2024, the Company had a net loss of $22,882 compared to the three months ended September 30, 2023 of a net loss of $25,384.

For the nine months ended September 30, 2024, the Company had a net loss of $66,243 compared to the nine months ended September 30, 2023 of a net loss of $51,777

Liquidity and Capital Resources

As of September 30, 2024, we had no cash and had a working capital deficit of $270,466.

The Company has not generated any revenues from operations, and may be unable to fund on-going activities. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in generating revenues and cash flows, and the possibility of new regulations that will make our company difficult or impossible to operate.

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

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $239,111 and $179,860 as of September 30, 2024 and December 31, 2023.

Operating Activities

Net cash used in operating activities were $59,251 for the nine months ended September 30, 2024 and $83,213 for the same period ended 2023. The change resulted from net loss of $66,243 for the nine months ended September 30, 2024 with accounts payable and accrued expenses increased by $4,416 from $2,441 at December 31, 2023 to $6,857 at September 30, 2024, as well as an increase in security deposit of $1,486 for lease of office space, and decrease in lease liability of $16,744. The increase in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the nine months ended September 30, 2024 and 2023.

Financing Activities

Net cash provided by financing activities were $59,251 for the nine months ended September 30, 2024 and $83,213 for the same period ended in 2023. The Company received advances of $59,251 and $83,213 from related party for working capital purposes for the nine months ended September 30, 2024, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2024, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ASIARIM CORP. AKA UN MONDE INTERNATIONAL LTD.

Date: November 14, 2024	By:	/s/ Zhang Ci
	Name:	Zhang Ci
	Title:	President and Chief Executive Officer

Date: November 14, 2024	By:	/s/ Zhang Ci
	Name:	Zhang Ci
	Title:	Chief Financial Officer

