Form 10-K
period 2024-12-31
Un Monde International Ltd.
filed 2025-07-08
CIK 1415813

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2024

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

The number of shares of the registrant’s common stock outstanding on December 31, 2024 was 6,493,346.

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

The Company currently manages its cybersecurity risk through a variety of practices applicable to all users of its information technology and assets, including officers, directors, contractors, and vendors. These practices include the use of password protocols, third-party firewalls, antivirus protections, and secure cloud-based data storage. The Company also promotes general security awareness through basic user access controls and regular internal monitoring.

The Board of Directors oversees cybersecurity risks and performs an annual review of the Company’s cybersecurity program, including management’s actions to identify, detect, and respond to potential threats.

As of the date of this report, the Company has not experienced any material cybersecurity incidents, nor has it identified any material cybersecurity threats that have affected or are reasonably likely to materially affect its business strategy, results of operations, or financial condition.

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

(a) Market information.

Our common stock is currently quoted on the OTC market “Pink Sheets” under the symbol ARMC. There is limited liquidity in the public trading market for our common stock, and trading in our shares has been sporadic. We do not believe that the limited or sporadic quotations on the OTC market “Pink Sheets” constitute an established public trading market for our common stock.

The following table sets forth the high and low bid prices for our common stock for each quarterly period within the two most recent fiscal years and the subsequent interim period. These quotations reflect inter-dealer prices and may not represent actual transactions.

	Price Range
Period	High	Low
Year ended December 31, 2024
First Quarter	$0.0151	$0.0151
Second Quarter	$0.0151	$0.0151
Third Quarter	$1.44	$0.0151
Fourth Quarter	$1.44	$1.44
Year Ended December 31, 2023:
First Quarter	$1.44	$1.44
Second Quarter	$1.49	$1.44
Third Quarter	$1.49	$1.49
Fourth Quarter	$1.50	$1.49

As of April 11, 2025, the closing price of our common stock as reported on the OTC market “Pink Sheets” was $0.25 per share.

(b) Holders.

As of March 19, 2025, there are approximately 87 holders of an aggregate of 64,933,466 shares of our Common Stock issued and outstanding.

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2024, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

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

Results of Operations Comparison of the Years Ended December 31, 2024 and 2023

Revenue

We had no revenues from operations during either 2024 or 2023.

General and Administrative Expense

General and Administrative Expenses were $92,243 for the year ended December 31, 2024 compared to $68,987 for the year ended December 31, 2023, an increase of $23,256. The Company incurred additional expenses due to the change of control of the Company in 2024 and for becoming a public reporting company.

Net Loss

We had a net loss of $92,243 for the year ended December 31, 2024, compared to $68,987 for the year ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had $0 of cash, liabilities of $384,194, and an accumulated deficit of $2,587,661.

Net cash used in operating activities were $74,876 and $92,240 for the years ended December 31, 2024 and 2023, respectively.

Net cash provided by financing activities were $74,876 and $92,240 for the years ended December 31, 2024 and 2023, respectively. The Company received advances from related parties as working capital the amounts.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we have not yet generated any revenue, had a net loss of $92,243 and have an accumulated loss of $2,587,661 as of December 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 8.	Financial Statements and Supplementary Data.

The full text of the Company’s financial statements for the years ended December 31, 2024 and 2023, begins on page F-1 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting was not effective as of December 31, 2024.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2024 and communicated the matters to our management.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2024.

Item 9B.	Other Information.

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Officers and directors and additional information concerning them are as follows:

Name	Age	Position
Dr. Zhang Ci	42	Chairman and Director, CEO, CFO and Secretary

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

Insider Trading Policies and Procedures

As of the date of this report, the Company has not adopted insider trading policies and procedures applicable to its directors, officers, or employees.

The Company is currently in the development stage, with limited operations and no employees other than its officers and directors. Given this structure and absence of active trading by insiders, the Board of Directors has determined that a formal insider trading policy is not currently necessary.

The Company intends to adopt formal insider trading policies and procedures as its operations develop and the scope of its activities expands.

Item 11.	Executive Compensation

For each of the years ended December 31, 2024, and 2023 there was no direct compensation awarded to, earned by, or paid by us to any of our executive officers and directors.

Employment Contracts

The Company has not entered into any employment agreements with its officer and director.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2024 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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
(2)	Based on 6,493,346 shares of common stock issued and outstanding as of December 31, 2024, together with securities exercisable or convertible into shares of common stock with respect to such securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Transactions with Related Persons

Mr. Ci Zhang, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing without maturity date. The outstanding amount due to related parties was $254,736 and $179,860 as of December 31, 2024 and 2023, respectively.

Item 14.	Principal Accounting Fees and Services

Independent Auditors’ Fees

The following table represents fees billed for each of the years ended December 31 for professional audit services rendered by our independent registered public accounting firm:

	December 31, 2024	December 31, 2023

Audit fees (1)	$32,200	$22,500
Audit-related fees (2)	–	–
Tax fees (3)	–	–
All other fees (4)	–	–
Total	$32,200	$22,500

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

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

Date: July 8, 2025

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Un Monde International Ltd f/k/a Asiarim, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Un Monde International Ltd f/k/a Asiarim, Corp as of December 31, 2024 and 2023, the related statements of operations, stockholders' (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole10, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

No matters identified in the audit were considered to be critical audit matters.

/s/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company's auditor since 2024

West Palm Beach, FL

July 02, 2025

Un Monde International Ltd

FORMERLY Asiarim Corp.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023

Assets
Current Assets
Cash	$–	$–
Security deposit	–	9,107
Other current receivables and prepayments	–	1,486
Total Current Assets	–	10,593
Operating lease right of use asset, net	112,622	–
Security deposit	7,621	–
Total Assets	$120,243	$10,593

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$16,500	$2,441
Operating lease liabilities, current	25,282	–
Due to related party	254,736	179,860
Total Current Liabilities	296,518	182,301
Operating lease liabilities	87,676	–
Total Liabilities	384,194	182,301

Commitment & contingencies	–	–

Stockholders’ Deficit
Common Shares, $0.001 par value; 90,000,000 shares authorized, 6,493,346 shares issued and outstanding, respectively	6,493	6,493
Additional paid-in capital	2,317,217	2,317,217
Accumulated loss	(2,587,661)	(2,495,418)
Total Stockholders’ Deficit	(263,951)	(171,708)
Total Liabilities and Stockholders’ Deficit	$120,243	$10,593

See accompanying notes to audited financial statements

Un Monde International Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2024	2023
Revenues	$–	$–

Operating expenses
Professional fees	51,316	35,543
Other general & administrative expense	40,927	33,444
Total operating expenses	92,243	68,987
Loss from operations	(92,243)	(68,987)

Other Income (Expenses)
Interest income (expense)	–	–
Total other income (expenses)	–	–

Net loss before income tax	(92,243)	(68,987)
Income tax expense	–	–
Net loss	$(92,243)	$(68,987)

Earnings (Loss) per Share - Basic and Diluted	$(0.014)	$(0.011)
Weighted Average Shares Outstanding - Basic and Diluted	6,493,346	6,493,346

See accompanying notes to audited financial statements

Un Monde International Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2024 and 2023

	Common Shares
	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders’ Deficit
Balance, December 31, 2022	6,493,346	$6,493	$2,317,217	$(2,426,431)	$(102,721)
Net loss	–	–	–	(68,987)	(68,987)
Balance, December 31, 2023	6,493,346	$6,493	$2,317,217	$(2,495,418)	$(171,708)
Net loss	–	–	–	(92,243)	(92,243)
Balance, December 31, 2024	6,493,346	$6,493	$2,317,217	$(2,587,661)	$(263,951)

See accompanying notes to audited financial statements

Un Monde International Ltd

FORMERLY Asiarim Corp.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(92,243)	$(68,987)
Adjustment to reconcile Net loss from operations:
Amortization of operating lease Rou assets	28,254	–
Changes in operating assets and liabilities
Other current receivables and prepayments	1,486	(1,486)
Accounts payable and accrued expenses	14,059	(12,660)
Security deposit	1,486	(9,107)
Operating lease liabilities	(27,918)	–
Net Cash Used in Operating Activities	(74,876)	(92,240)

Cash Flows from Investing Activities
Acquisition of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from related party payables	74,876	92,240
Net Cash Provided by Financing Activities	74,876	92,240

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

Non-Cash Investing and Financing Activities
Operating lease ROU asset and lease liability recognized	$140,876	$–

See accompanying notes to audited financial statements

UN MONDE INTERNATIONAL WORLDWIDE LTD

Formerly Asiarim corporation

NOTES TO FINANCIAL STATEMENTS

As of and for the years ended December 31, 2024 and 2023

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

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Leases

The Company adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) using the modified retrospective approach, electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019.

The lease standard requires recognition of leases on the balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. The Company’s future minimum based payments used to determine the Company’s lease liabilities mainly include minimum based rent payments. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company does not recognize any leases with an initial term of 12 months or less on the balance sheets.

Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

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

On July 12, 2021, the Company completed the cancellation of 1,276,487 shares of common stock pursuant to an Assignment of Rights agreement dated October 3, 2016 where certain shareholders have entered into with the Company to return 1,276,487 shares of common stock to the Company.

As of December 31, 2024 and 2023, the Company has 6,493,346 shares of Common Stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.

As of December 31, 2024 and 2023, the Company has no shares issued and outstanding.

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

The Company has accumulated approximately $2,587,661 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 6 – RELATED PARTY TRANSACTION

Mr. Zhang Ci, majority shareholder, director and officer of the Company, have paid certain expenses on behalf of the Company. Such amounts are due on demand and non-interest bearing. The outstanding amount due to related parties was $254,736 and $179,860 as of December 31, 2024 and 2023, respectively.

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

Operating lease expenses were $28,254 and $24,333 for the years ended December 31, 2024 and 2023, respectively.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Years ended December 31,
	2024	2023
Lease cost
Operating lease cost	$28,254	$–

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$27,918	$–
Weighted average remaining lease term – operating leases (in years)	4.0	–
Average discount rate – operating lease	7.04%	–%

The supplemental balance sheet information related to leases is as follows:

	December 31, 2024	December 31, 2023
Operating leases
Right-of-use assets	$112,622	$–
Operating lease liabilities	$112,958	$–

The undiscounted future minimum lease payment schedule as follows:

For the year ending December 31,
2025	$29,519
2026	31,007
2027	32,549
2028	34,182
Thereafter	–
Total undiscounted lease payments	127,257
Less: interest	(14,299)
Total lease liabilities	$112,958

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has performed an evaluation of subsequent events through June 24, 2025, the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose or require adjustments in these financial statements.

